Form 10KSB
period 2001-12-31
HANSEATIC DISCRETIONARY POOL LLC
filed 2002-03-28
CIK 1077524

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                                December 31, 2001
                        Commission File Number 333-64718

                      HANSEATIC DISCRETIONARY POOL, L.L.C.
             (Exact Name of Registrant as specified in its charter)

       Oklahoma                        6200                     11-3455001
(State of Organization)  (Primary Standard Industrial   I.R.S. Employer I.D. No.
                            Classification Code Number)

                             9925 South Pennsylvania
                                    Suite 110
                          Oklahoma City, Oklahoma 73159
                                 (405) 691-2793
                           (405) 691-6124 (Facsimile)
               (Address, including zip code and telephone number,
              including area code of Registrant's principal office)

          Securities registered under Section 12(b)or 12(g) of the Exchange Act:
                                      NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Fund was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                       Yes X                 No
                          -----                -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this form 10-KSB X ----

State issuer's revenues for the most recent fiscal year:     $(491,068)
                                                             ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). N/A

Portions of the Prospectus dated November 30, 2001, or "Prospectus", are incorporated by reference in Parts I and III

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                              ------     ------

                                     PART I

ITEM 1.        BUSINESS

        Hanseatic Discretionary Pool, L.L.C., or the "Fund", is a limited liability company which was organized in 1998 and is engaged in speculative trading of commodity futures contracts, forward contracts, commodity options and other interests in commodities.

        Specifically,  the  Fund  trades  a  portfolio   primarily  focused   on
financial futures, which are instruments designed to hedge or speculate on changes in interest rates or stock index values. The managing member is Pool Management Services, Inc., or "PMSI". The Fund's operations are regulated by the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.

        The Fund filed a registration statement, declared effective November 30, 2001, with the U.S. Securities and Exchange Commission for the sale of up to 100,000 units of membership interests, or units, offered at net asset value per unit. Since November 30, 2001, Units of limited liability company interests of the Fund have been offered by the Prospectus on an ongoing basis. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to the Fund's bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.

        From November 30 through December 31, 2001, units aggregating $25,000 have been sold.

        Pool Management Services, Inc. controls all aspects of the business and administration of the Fund in its role as managing member. The Fund employs Hanseatic Corporation as our commodity trading advisor, or CTA, to select trades for us.


REGULATION

        Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the 'CFTC"). The National Futures Association ("NFA'), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity Fund operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity Fund operators," such as and commodity brokers or "futures commission merchants" such as the Fund's commodity broker to be registered and to comply with various reporting and record keeping requirements. Pool Management Services, Inc., or "PMSI" and the Fund's commodity broker are members of the NFA. The CFTC may suspend a commodity Fund operator's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event PMSI's registration as a commodity Fund operator were terminated or suspended, PMSI would be unable to continue to manage the business of the Fund. Should PMSI's registration be suspended, termination of the Fund might result.

        In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In addition, the Fund trades on foreign commodity exchanges which are not subject to regulation by any United States government agency.

OPERATIONS

        A description of the operations of the Fund, including trading approach, rights and obligations of the Members, and compensation arrangements is contained in the Prospectus under "Summary of Offering," "The Risks You Face," "Conflicts of Interest," "Business of the Fund," "Investment Programs and Strategies," and "Fees and Expenses" is contained in the Prospectus. By this reference they are incorporated herein.

        The Fund conducts its business in one industry segment, the speculative trading of futures. The Fund is a market participant in the "managed futures" industry. The managed futures industry has grown substantially in the previous ten years. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) Fund operators, which control all aspects of trading Funds (except trading decisions), (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees, and does not engage in the sale of goods or services.

        The Fund engages in financial instrument trading in several financial instrument contracts on domestic and international markets. All of the Fund's assets are currently allocated to the Hanseatic Discretionary Program which is concentrated in the financial futures markets such as stock indices and interest rates. The contracts traded by the Fund will fluctuate from time to time but concentration will remain in the financial instrument futures contracts.

        The Fund may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Hanseatic Corporation, the Funds Trading Advisor will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Hanseatic Corporation.

ITEM 2.        PROPERTIES

        The Fund does not own or lease any property in the conduct of its business. Its assets currently consist of commodity futures and other contracts and cash.

ITEM 3.        LEGAL PROCEEDINGS

        Pool Management Services, Inc. is not aware of any material legal proceedings to which the Fund is a party or to which any of its assets are subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.        MARKET FOR FUND'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        Units are not publicly traded and no market is likely to develop. Units may be transferred or redeemed subject to the conditions imposed by the Operating Agreement. As of December 31, 2001, the Fund had 72 members and 27,296.7731564 units outstanding.

        Pool Management Services, Inc. has sole discretion in determining what distributions, if any, the Fund will make to its unit holders. No distributions were made for the year ended December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Fund is a limited liability company, originally organized under the laws of the state of New York in September 1998. In July 2000, the state of organization of the Fund was moved to Oklahoma. The Fund is operated by a commodity pool operator, a member of the National Futures Association and registered with the Commodity Futures Trading Commission. As such, the Fund may use funds that are combined for the purpose of trading futures and commodity option contracts.

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Fund's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

o       Unexpected global economic changes.

o The imposition of new restrictions or regulations by contract markets or government agencies that affect the Fund's trading activities.

To the extent possible, the following discussion will highlight the trading activities of the Fund. The amounts discussed have been rounded to the nearest thousandth.

Results of Operations

A.       For the Year Ended December 31, 2001

During 2001, the Fund's gross trading revenues were a loss of $491,068 compared to a gain of $2,091,673 for fiscal year 2000. At certain times, market conditions prove to be more favorable for Hanseatic's trading models than at other times. Such was the case during 2000 when very favorable market conditions, in relation to Hanseatic's trading models, led to significant trading profits. During 2001, market conditions were less favorable (as they relate to Hanseatic's trading models) and thus the Fund realized trading losses.

Income from operations in 2001, after deducting net asset fees, commissions, and incentive fees was a loss of $994,338. The Income from operations for 2000 was $1,624,311.

The following is an explanation of the types of fees the Fund paid in fiscal years 2000 and 2001:

        a. Net Asset Fee: During 2001, the Fund's Commodity Trading Advisor charged a monthly net asset fee of .16667% of the Fund's net asset value for the administration of trading for the Fund. During 2000 these fees totaled $101,177.

                The reason for the increase in the net asset fees during from 2000 to fiscal year 2001 was the increase in the net asset value of the Fund. The greater the total net asset value of the Fund, the greater the total net asset fees will be.

        b. Interest Income: During the first three months of 2001, Fund's manager was paid all of the interest income earned on Fund assets. The manager received this fee as compensation for its administration of the Fund's affairs and as reimbursement for the manager's payment of all Fund operating expenses (such as rent, phones, postage, legal and professional fees, etc). During the first three months of 2001, these fees totaled $69,090. Commencing in April, 2001, interest income earned on Fund assets have inured to the benefit of the Fund. Interest income for the last nine months of 2001 totaled $104,664.

        During 2000, the Fund's manager was also paid all of the interest income earned on Fund assets. During 2000, these fees totaled $89,184.

        On a proportionate basis, there was an increase in the amount of interest Income paid by the Fund during the first three months of 2001. The increase is largely attributed to the increase in the Fund's net asset value. The greater the Fund's net asset value, the more assets were available to earn interest. This resulted in more interest income (proportionately) being earned by the Fund and, in turn, in more interest fees being paid by the Fund to the manager.

After adding other commission rebates and a loss recognized on converting funds used to margin contracts traded in foreign currency back to U.S. base currency, the Fund experienced net loss in fiscal year 2001 of $896,335. For fiscal year 2000, the Fund realized a net gain of $1,636,264. On a per unit basis, the Fund lost $2.18 per unit in fiscal year 2001 as compared to a profit of $8.79 per unit in fiscal year 2000.

Overall, the loss from operations for fiscal year 2001 compared to the gain from operations for fiscal year 2000 is largely attributable to the shift from trading gains in 2000 to trading losses in 2001.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2001 total member equity was $3,986,966 compared to $3,216,468 at December 31, 2000, an increase of 23.9%. The increase was due to the net of subscriptions and redemptions during the year. During 2001, 65,000.547997 units were issued for proceeds of $4,552,301. The Fund redeemed 27,609.7624308 units for $2,885,367. In addition, the net loss from trading and operations was $896,335.

Cash on hand was $237,750 at December 31, 2001 as compared with $299,400 at December 31, 2000. During the year ended December 31, 2001, the Fund received net subscriptions over redemptions of approximately $1,228,987. Approximately $491,068 in losses were generated from trading. The Fund deposited approximately $320,832 with the clearing FCM during fiscal year 2001.

The Fund projects no significant capital expenditures during the coming fiscal year.

Discussion of Financial Condition: Liquidity and Capital Resources

Liquidity

Although there is and will be no public market for the units, a member may redeem units in the Fund as of any month-end as described in the Fund's operating agreement, a copy of which is attached to the Prospectus and provided to members.


With respect to the Fund's trading, in general, the CTA will endeavor to trade only commodities that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". Under such regulations, no trades may be executed on any given day at prices beyond the daily limits. The price of a futures contract has occasionally moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or effectively eliminate the liquidity of a particular market, it will not limit ultimate losses and may in fact substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Fund is trading, whether such illiquidity is caused by any of the above reasons or otherwise, the Fund may be unable to execute trades at favorable prices and/or may be unable or unwilling to liquidate its position prior to its expiration date, thereby requiring the Fund to make or take delivery of the underlying interest of the commodity.

Foreign Contract Trading & Risk Exposure

During the past year, the Fund has been involved in the trading of futures contracts on certain foreign contract markets. The foreign contract markets on which the Fund has executed trades are as follows:

1. Milan Stock Exchange - Italy
2. MATIF - France
3. MEFF - Spain
4. London Futures Exchange - Great Britain
5. Montreal Exchange - Canada

When trades have been executed on any of the foreign exchanges above, the maximum amount of capital for which the Fund has had credit exposure has been no more than 2% to 3% of the Fund's Net Asset Value per open position. For example, although the Fund might execute three different trades in the same market the total open positions will represent no more than 2% to 3% credit exposure.

When trades are executed on the foreign contract exchanges, the actual counter-party to the trade is the "clearing corporation" associated with each exchange. When the Fund executes trades in these foreign markets, the Fund's funds are placed either with the Fund's clearing broker or with the applicable exchange clearing corporation. However, even though the foreign exchange clearing corporation does handle some of the Fund's funds during the clearing process, HSBC (the Fund's clearing broker) guarantees these Funds against any loss due to the failure of the exchange.

Settlement procedures on the foreign contract exchanges are as follows: After the close of business on the day in which a trade is executed on a foreign exchange, money is either sent by the Fund's clearing broker to the foreign exchanges clearing corporation or it is received from that clearing corporation. For example, if the trade has an open loss at the close of business, the Fund's clearing broker sends money (in an amount equal to that loss) from the Fund's trading account to the exchange clearing corporation. If the trade has an open profit at the close of business, the foreign exchanges clearing corporation sends Funds to the Fund's clearing broker and those Funds are deposited into the Fund's trading account. The settlement in all foreign futures contract exchanges is done on a daily basis.

Monitoring and Minimization of Risk

Since the Fund executes trades on foreign exchange markets, the manager has established procedures to monitor and minimize the market and credit risks that may be involved with this type of trading. These procedures include:

        a.      Each  day,  the  manager  of  the  Fund   receives  an  "equity"
                statement, defining all trading that has taken place in the Fund's trading account as well as the open positions being held, the margin requirements to hold open positions and the net value of the account, marked to the market. Upon receipt of the daily equity statement, the manager closely examines the information to determine the amount of Fund capital that is exposed to risk on foreign exchanges and if that amount of risk is excessive. In general, PMSI seeks to contain the risk exposure in any one open position to no more than 2% to 3% of the Fund's net asset value. For all foreign contract markets as a total, Management seeks to contain the total risk exposure for all trades on all foreign contract markets to no more than 10% to 15%. Should the manager determine that the exposure to risk in any single open position in a foreign contract or that the total risk exposure for all foreign contract markets (in total) is too great, Management will contact the CTA and discuss its concerns. If it deems it necessary, the manager has the authority to instruct the CTA to close out foreign contract positions and thus reduce the Fund's risk exposure.


        b. The manager of the Fund regularly confers with Hanseatic Corporation (the Trading Advisor or "CTA")), discussing the types of foreign contracts the CTA is trading on behalf of the Fund and the relative liquidity available and potential credit risks in those markets. The manager ascertains the CTA's opinion of the Fund's ability to effectively transact its business in the markets. By-and-large, the CTA is the party that places and manages order execution for the Fund. Thus, the manager of the Fund relies heavily on the opinion and advice of the CTA regarding the viability of trading in any particular foreign contract instrument. Should the Fund's manager believe that trading in a particular contract market is not viable or that it presents to great a risk for the Fund, the manager may instruct the CTA not to trade for the Fund in that foreign contract market.

        c. Periodically, the manager consults with the personnel at the Fund's clearing firm who are charged with the task of executing the Fund's trades. During these consultations, the manager seeks to determine if the order execution staff deems it viable to trade in certain foreign contract markets. Factors that may influence this decision include the volume of contracts being executed each day in the contract market and the number of contracts that can be effectively transacted in the contract market without adversely impacting market prices. As with the opinion of the CTA, the manager also relies heavily on the opinion of the clearing firm's order execution staff. Should the order execution staff believe it is not viable to trade in a particular contract market or that trading on a foreign contract market may create too much of a credit risk for the Fund, the manager will: 1) discuss this opinion with the CTA., and 2) Should the manager determine that the contract market is not viable or that trading on the foreign exchange creates to much risk for the Fund, the manager may, in its discretion, instruct the CTA not to execute trades for the Fund in such markets.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                   None.

                                    PART III

ITEM 9.       DIRECTORS AND OFFICERS OF THE FUND

        The Fund has no directors or executive officers. The Fund has no employees. The Fund is managed by Pool Management Services, Inc., or PMSI, the manager. PMSI is a registered commodity pool operator or CPO. The principals and shareholders of the CPO are Simcha Bluth, President, and Randall Shell, Vice-President. It is owned 50% by Simcha Bluth, and 50% by Randall Shell. Pool Management Services has been registered with the Commodity Futures Trading Commission as a commodity Fund operator since September, 1998. From September, 1998 to June, 1999, Pool Management Services was also registered as a commodity trading advisor. It is a member of the National Futures Association. As manager of the Fund, Pool Management Services is in total control of the operations of the Fund. PMSI's main business address is 9925 South Pennsylvania, Suite 110, Oklahoma City, Oklahoma, 73159, (405) 691-2793.

Simcha Bluth

        From December 1999 to date, Mr. Bluth has been registered as a principal of Commodity Pool Services, Inc., a registered commodity pool operator and a member of the National Futures Association. Mr. Bluth is a stockholder of that firm and supervises all its operations. From February 2000 to March 2001, Mr. Bluth carried dual associated person and branch manager registrations with Kesef Securities, Inc., d.b.a. Kesef Advisors, a commodity trading advisor. Mr. Bluth solicited managed futures brokerage business for Kesef. From June, 1999 to April 2000, Mr. Bluth was registered as an associated person and branch manager of Profile Analytics, Inc., d.b.a Profile Trading ("Profile"), an introducing broker. Mr. Bluth solicited managed, discount and broker-assisted futures brokerage business for Profile. From August, 1996 to January, 1999, Mr. Bluth was registered as an associated person and principal of All State Trading Group, Inc., located in New York City, New York, an introducing broker from August, 1996 to January 1999 and a commodity trading advisor from July, 1997 to

September, 1998. From March, 1992, to April,1996, Mr. Bluth was registered as an associated person and principal of Premium Resources, a guaranteed introducing broker located in New York City, New York. In addition, from March, 1996 to July 1997, Mr. Bluth was also an associated person and principal of Universal Spreads, Inc., a commodity trading advisor located in Lawrence, New York. From May, 1995, until February, 1996, Mr. Bluth was an associated person, trader, vice-president and research director for Vision Trading Resources, Inc., located in New York City, New York.

Randall Shell

         Randall Shell has been registered as an associated person and principal of Pool Management Services since June, 1999. Prior to his registration as a principal of the CPO, from October, 1998 to June, 1999, Mr. Shell was registered as an associated person of Pool Management Services, Inc. From May, 1999 to June, 1999, Mr. Shell was also registered as a branch manager of Pool Management Services. Mr. Shell's duties as a principal of the firm include the maintenance of accounting, books, records and compliance matters.

         From December 1999 to date, Mr. Shell has also been registered as a principal of Commodity Pool Services, Inc., a commodity pool operator. His duties with this firm include the maintenance of accounting, books, records and compliance matters. From June, 1999 to March 2001, Mr. Shell has also carried dual registration as an associated person, principal and sole shareholder of Kesef Securities, Inc., d.b.a. Kesef Advisors. As principal of Kesef Advisors, Mr. Shell managed all aspects of pool operations and directed the trading in client accounts under the management of that firm. From October 1991 to April 2000, Mr. Shell was registered as an associated person, principal and sole shareholder of Profile Analytics, Inc., d.b.a Profile Trading ("Profile"). Profile was an introducing broker from December, 1998 through April 2000. From October 1991 to July, 1999, Profile was also registered as a commodity trading advisor. Mr. Shell's duties with Profile included the oversight of all company operations and supervision of brokers. From July 1997 to November 1998, Mr. Shell carried dual associated person and branch manager registration with All State Trading Group, Inc.

There has never been a material administrative, civil or criminal action brought against the Fund. There has never been a material administrative, civil or criminal action brought against Pool Management Services, Inc. or any of its directors, executive officers, promoters or control persons.

ITEM 10.       EXECUTIVE COMPENSATION

        The Fund is managed by its managing member. PMSI receives from the Fund:
1) A net asset fee equal to 2% of the Fund's net asset value per year, 2) A trailer commission of approximately 4% of the Fund's net asset value per year, and 3) A "performance" or "incentive" fee equal to 20% of the Fund's new net profits (if any) at the end of each calendar quarter. From the payment it receives, PMSI remits: 1) the entirety of the net asset fee and one-half of the "performance" or "incentive" fees it receives to Hanseatic Corporation for the trading services it provides, and 2) Up to 50% of the trailer commissions PMSI receives to selling agents that are engaged in the distribution of the Units in return for ongoing services to the members. PMSI retains one-half of the incentive fees and between 50% and 100% of the trailer commissions it receives for acting as the Fund's managing member.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2001, no Units of Limited Liability Interests were owned or held by any officer, investor or shareholder of Pool Management Services, Inc..

        (b) Security Ownership of Management. As of December 31, 2001, Pool Management Services, Inc. owned 416.2704288 Units of limited liability company Interests (approximately 1.14%) having a value of $45,616. Units of limited liability company interests will always be owned by PMSI in its capacity as managing member.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 10, Executive Compensation and Item 11, Security Ownership of Certain Beneficial Owners and Management, above.

                                     PART IV

ITEM 14.                EXHIBITS AND REPORTS ON FORM 8-K



        (a)    The Following documents are filed as part of this report:



               (1)    The Financial Statements beginning on page 14 hereof.

               (2)    The exhibits listed in the "Index to Exhibits."




        (b)    Reports on Form 8-K

               None.


                                    PART F/S

                      Hanseatic Discretionary Pool, L.L.C.
                          Audited Financial Statements
           For the Years Ended December 31, 2001 and December 31, 2000


                                      INDEX



                                                                  Page

Independent Auditor's Report                                       12

Affirmation of the Commodity Fund Operator                         13

Financial Statements

         Statement of Financial Condition (Balance Sheet)          14

         Statement of Operations                                   15

         Statement of Cash Flows                                   16

         Statement of Changes In Members' Equity                   17

Notes To Financial Statements                                      18-22

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ.    07750
Phone: (732) 229-7723



                               Independent Auditor's Report

The Members
Hanseatic Discretionary Pool, LLC

We have audited the accompanying balance sheets of Hanseatic Discretionary Pool, LLC as of December 31, 2001 and December 31, 2000 and the related statements of operations and changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanseatic Discretionary Pool, LLC as of December 31, 2001 and December 31, 2000 and the results of operations, changes in members' equity and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.


 /s/ Brian Donahue

Brian Donahue, CPA

Monmouth Beach, New Jersey
March 25, 2001

                        HANSEATIC DISCRETIONARY POOL, LLC
                   AFFIRMATION OF THE COMMODITY POOL OPERATOR
                             ----------------------



To the best of the knowledge and belief of the undersigned, the information contained in the Annual report for the years ended December 31, 2001 and December 31, 2000 is accurate and complete.



/s/  Randall Shell
------------------
Randall Shell, Vice President and Principal
Pool Management Services, Inc., Commodity Pool Operator
And Manager for Hanseatic Discretionary Pool, LLC

                      Hanseatic Discretionary Pool, L.L.C.
                                  Balance Sheet
                  As of December 31, 2001 and December 31, 2000

                                                     31-Dec-01         31-Dec-00
                                                     ---------         ---------

Assets:

Cash and short term marketable securities            $  237,750       $  299,400
Deposits with clearing broker                         3,909,235        3,588,403
Interest Receivable                                       4,586           13,762
Commissions receivable                                        0              787
                                                     ----------       ----------
Total Assets                                         $4,151,571       $3,902,352

Liabilities:

Redemptions Payable                                  $  136,656       $  384,055
Subscriptions Pending                                     1,138          191,585
Net asset fees payable                                    6,910            6,231
Accounts payable                                          2,580                0
CPO trailer commissions payable                          17,321                0
Incentive Fees Payable                                        0           89,537
Interest payable                                              0           14,476
                                                     ----------       ----------
Total Liabilities                                    $  164,605       $  685,844

Member's Equity (Units redeemable at the option of the unit holder)

Manager (416 units at 12/31/01 and 301 units at      $   45,616       $   36,435
  12/31/00)
Members (35,967 units at 12/31/01 and 26,319 units    3,941,350        3,180,033
  12/31/00)                                          ----------       ----------

Total member's equity                                $4,151,571       $3,902,352

Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
                             Statement of Operations
           For the Years Ended December 31, 2001 and December 31, 2000

                                                                31-Dec-01                31-Dec-00
                                                                ---------                ---------
Revenues:
Gross realizes trading gains (losses)                         $ (326,564)               $1,928,718
Change in open trade equity gain (loss)                         (164,504)                  162,955
                                                              -----------               ----------
Total gain (loss) from trading                                  (491,068)                2,091,673

Less administrative expenses:

Net asset fees                                                   107,177                    44,845
Incentive fees                                                   131,058                   360,418
Operating expenses                                                17,717                         0
Commissions                                                      247,318                    62,099
                                                              -----------               ----------
Total administrative expenses                                    503,270                   467,362

Income (loss) from operations                                   (994,338)                1,624,311

Other income (expense):

Interest income                                                  173,755                    89,184
Currency conversion                                             (  8,093)                   10,889
Rebates and other income                                           1,431                     7,800
Other expense                                                          0                 (   6,736)
Interest fee expense                                            ( 69,090)                (  89,184)
                                                              -----------               ----------
Net income (loss) before provision for income taxes             (896,335)                1,636,264

Provision for income taxes                                             0                         0
                                                              -----------               ----------

Net income (loss) available to members                          (896,335)                1,636,264
                                                             ===========                ==========

Net income (loss) per unit                                      $ (21.83)                  $ 87.89

Weighted average of units outstanding                             41,067                    18,618

Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                             Statement of Cash Flows
           For the Years Ended December 31, 2001 and December 31, 2000

                                                               31-Dec-01                 31-Dec-00
                                                             ------------               ----------
Cash flows from (for) operating activities:

  Net income (loss0 available to members                        $(896,335)              $1,636,264

  Changes in other operating assets and liabilities:

  Clearing broker deposits                                       (320,832)              (3,084,650)
  Interest receivable                                               9,176               (   11,959)
  Commissions receivable                                              787               (      383)
  Commissions payable                                                   0                        0
  Accounts payable                                                  2,580                        0
  Net asset fees payable                                           18,000                    4,214
  Incentive fees payable                                         ( 89,537)                  89,537
  Interest fees payable                                          ( 14,476)                  12,255
                                                             ------------               ----------
Net cash used by operating activities                         ( 1,290,637)              (1,354,722)

Cash flows from (for financing activities:

  Subscriptions                                                 4,496,714                1,814,499
  Subscriptions pending                                       (   190,477)                 191,585
  Redemptions                                                 ( 3,077,280)              (  453,152)
                                                             ------------               ----------
Net cash provided by financing activities                       1,228,987                1,552,882

Net change in cash position                                   (    61,650)                 198,160

Cash balance at beginning of fiscal year                          229,400                  101,240
                                                             ------------               ----------
Cash balance at end of the period                                 237,750                  299,400

Supplemental disclosures of cash flow information:
  Interest fees paid during period                                 69,090                   74,708
  Income taxes paid during the period                                   0                        0

Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
                     Statement of Changes in Members' Equity
                    From January 1, 2000 to December 31, 2001

                                                               Members'     Units       Net Asset
                                                               Equity    Outstanding    per unit
                                                              --------   -----------    ---------
Net asset value at January 1, 2000                          $  534,909        15,853     $     34

   Subscriptions                                             1,814,449        13,518

   Redemptions                                              (  769,154)     (  2,751)

   Net income                                                1,636,264
                                                           -----------   -----------    ---------

Net asset value at December 31, 2000                         3,216,468        26,620     $    121

   Subscriptions                                             4,496,714        34,059

   Redemptions                                              (2,929,881)     ( 24,296)

   Net income                                               (  896,335)
                                                           -----------   -----------    ---------

Net asset value at December 31, 2001                         3,986,966        36,383      $   110

Please see the notes to these financial statements

Hanseatic Discretionary Pool, L.L.C.
Notes to the Financial Statements
For the Years Ended December 31, 2001 and December 31, 2000


Note 1.  Organization and Summary of Significant Accounting Policies

The Hanseatic Discretionary Pool, LLC (the Fund) is a limited liability company organized under the laws of the state of New York in September 1998. In July 2000, the state of organization of the Fund was moved to Oklahoma. The Fund is operated by Pool Management Services, Inc., a commodity pool operator (member of the National Futures Association and registered with the Commodity Futures Trading Commission). The Fund may and does use funds that are combined for the purpose of speculative trading in commodity futures and option contracts.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash & short term deposits: For the purposes of the statement of cash flows, cash includes cash deposits and short term securities with maturity dates of less than three months from the date of the financial statements.

Deposits with Clearing Broker: Includes the assets of the Fund on deposit with the clearing futures commission merchant at December 31, 2001 and December 31, 2000. Cash balance reflects the amount of cash on deposit at the fiscal year end and open trade equity is the value of all open futures and options position marked to the market using the closing settlement prices of the open futures and options contracts at December 31, 2001 and December 31, 2000. Deposits with the clearing broker are used to margin open positions with the Fund's clearing broker.

Subscriptions pending: Funds received from prospective members to the Fund are accounted for as subscriptions pending until the appropriate paperwork and verification procedures have been completed. Upon completion, subscriptions pending are transferred to members' equity.

Revenue Recognition: Gross realized trading gains or losses are recognized on the trade date. Positions open at period end are marked to market using the closing settlement price at period end and are included in changes in open trade equity.

Commission expenses: Prior to April 2001, the commissions expense on each round turn trade executed was capped at $30 per round turn, inclusive of all fees charged by the Fund's clearing futures commission merchant. In the event the Fund paid a commission fee in excess of $30 per round turn, the excess was reimbursed to the Fund by the Fund's manager.

In April 2001 (See Note 7), the fee structure of the Fund was amended so that Fund was charged an annual fixed commission rate of 5.8% of the Fund's net asset value, paid monthly at a rate of .41667%. The 5.8% annual fixed commission rate included a trailer commission of approximately 4.0% annually (pad monthly at a rate of .33333%) of the Fund's net asset value. Trailer commission paid by the Fund for fiscal year 2001 was $174,169. It is included in commission expense in the statement of operations.

Net Asset Fees: The Fund's manager charges a monthly net asset fee of .1667% of the Fund's net asset value. Upon collecting the net asset fee, the Fund's Manager in turn pays the entirety of the net asset fee to Hanseatic Group, the Fund's Trading Advisor. Net asset fees for the fiscal years 2001 and 2000 were $107,177 and $44,845, respectively.

Incentive fees: The Fund's manager charges an incentive fee of 10% on the new net trading profits of the Fund, calculated on a quarterly basis. Additionally, the Fund's Commodity Trading Advisor charges an incentive fee of 10% on the new net trading profits of the Fund, calculated on a quarterly basis. Incentive fees for the fiscal years 2001 and 2000 were $131,058 and $360,418, respectively.

Currency conversion: The Fund applies Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Accordingly, the gains and losses on speculative trading transacted in a foreign currency are included in the statement of operations in total revenues or losses from trading. Gains or losses from currency conversion arise when gains or losses from trading transacted in a foreign currency are converted to U.S. dollars. These gains or losses are determined by the difference between the foreign currency rate in effect at the opening of the speculative transaction in a foreign currency and the repatriation of Funds to U.S. dollars.

Income Taxes: The Fund has elected to be taxed as a partnership under the Internal Revenue Service Code. Accordingly, the individual members of the Fund report the Fund's taxable income.

Recent accounting pronouncements- In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which mandates the purchase method of accounting for business combinations effective July 1, 2001. Management believes that the adoption of SFAS No. 141 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In June 2001, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets", which governs the accounting and reporting for acquired goodwill and other intangible assets at acquisition and after initial recognition in the financial statements effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In October 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supercedes existing standards for this area of accounting. SFAS No. 144 is effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

Note 2. Fair Values of Financial Instruments

The carrying amounts of cash, pending subscriptions, broker deposits, interest receivable, accrued incentive and net asset fees, and accounts payable reported in the balance sheet are estimated by management to approximate fair value.

Note 3. Allocation of Net Income

The net income or loss of the Fund is allocated to the participants on a pro-rata monthly basis based upon each partner's weighted percentage ownership during the month.

Note 4. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Fund engages in speculative trading in exchange traded futures and options contracts that involve varying degrees of market and credit risk that exposes the Fund to risk of loss that may be in excess of the amounts presented in the balance sheet. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the futures and options contracts. All contract positions are stated at fair value and those values are reflected in total revenue from trading in the statement of operations.

As of December 31, 2001, the fair value of the open contracts of the Fund is $48,687 and $201,987 at December 31, 2000. The margin required to be deposited at the clearing broker to margin the Fund's open positions was $568,000 and $1,189,000 at December 31, 2001 and December 31, 2000, respectively. During the fiscal years ended December 31, 2001 and December 31, 2000, the Fund's average open position in exchange traded futures and options contracts, based upon month-end amounts, was approximately $ 97,000 and $109,000, respectively.

The value of Fund's assets may have changed significantly by the date of this report due to changes in market prices for the contracts open at December 31, 2001.

The Fund is exposed to credit risk in the event of nonperformance by counter parties to financial instruments. The credit risk from counter party nonperformance associated with these financial instruments is the net unrealized gain, if any included in the statement of operations. The Fund seeks to mitigate credit risk by conducting transactions in designated exchange traded futures and options contracts. The Fund does not participate in "over the counter" trading in futures and option contracts. As opposed to "over the counter" trading, the counter party to all contracts is the clearing entity of the relevant exchange and performance is guaranteed by the full membership of the exchange or a guaranty fund.

The Fund seeks to control market risk by monitoring all open positions for adverse changes in market price on a real time basis. The Fund places protective stop orders and, in some cases, defensive hedge positions in order to protect Fund assets.

Note 5. Other Concentrations of Credit Risk

The Fund has a substantial portion of its assets on deposit with the clearing futures commission merchant. The Fund's assets are commingled with the assets of other unrelated entities with similar deposits at the clearing futures commission merchant. In the event of the insolvency of the clearing futures commission merchant, recovery of the Fund's assets may be limited to a pro rata share of available Funds on deposit with the clearing futures commission merchant.

Note 6. Related Party Transactions

The Fund's pays a 2.0% annual net asset fee to the Fund's trading advisor. The net asset fee is assessed on a monthly basis at a rate of 0.1667% per month. During 2001, the Fund paid a total of $107,177 in net asset fees. During 2000, the Fund paid a total of $45,845 in net asset fees. The Fund remits all of the net asset fees to the manager. The manager then remits the entirety of the net asset fees to the Fund's trading advisor.

The Fund also pays a quarterly incentive fee. Incentive fees are based on new net profits earned by the Fund. During 2001 the Fund paid a total of $131,058 in incentive fees. During 2000, the Fund paid a total of $360,418 in incentive fees. The Fund pays all of the incentive fees to the manager. The manager then remits fifty-percent (50%) of the total incentive fees to the Fund's trading advisor.

In fiscal year 2000 and for the first three months of fiscal year 2001, the manager received a portion of the commissions paid by the Fund to its clearing broker. During the first three months of fiscal year 2001, the manager received a commission payout from the Fund's clearing broker of $15,093 (see Note 7). During fiscal year 2000, the manager received a commission payout from the Fund's clearing broker of $36,962.

Note 7. Change in Fund's Fee Structure

In March 2001, the compensation structure of the Fund was amended. Under the terms of the new compensation structure, the Fund's manager no longer receives a portion of the commissions the Fund pays to its clearing futures commission merchant. Instead, the manager receives a trailer commission that is part of the 5.8% annual fixed commission fee paid by the Fund. The Fund's manager receives the trailer commission in addition to the net asset fee and incentive fees described in Note 1.

The amount of the trailer commission paid to the Fund's manager is approximately 4% per annum. The trailer commission is equal to: the 5.8% fixed commission fee (payable monthly), less the commissions and other per trade fees charged by the Fund's clearing futures commission merchant. The trailer commission is then reduced by: 1) commissions and/or trailer commissions paid to selling agents, and 2) any of the Fund's operating expenses that exceed 1% of the annual average net asset value of the Fund.

Additionally, after March 2001 the interest income earned on Fund assets were no longer paid to the manager. Instead, all interest income earned on Fund assets accrued to the Fund.

Note 8. Net Income Per Unit

The Fund calculates net income per unit based upon the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units during the fiscal years 2001 and 2000. The following table is a detail of membership units and the average weighted membership units outstanding for fiscal years ended December 31, 2001 and December 31, 2000.

                                                    2001             2000
                                                   -------          ------

Units outstanding                                   36,383          26,620

Weighted average of units outstanding               41,067          18,618


Note 9. Redemptions

Members may redeem any part or all of their units in the Fund upon written notice on or before the close of business of the last business day of any calendar month. The redemption amount will be based upon the net asset value of the units of membership interest, as calculated at the end of the month in which the redemption request is received. Redemptions may not be granted in the event the Fund does not have enough liquid assets to pay the redemption.

Units that are redeemed within the first six months of subscription are charged a 4% early withdrawal fee. Units that are redeemed between the 6th month and the 12th month following subscription are charged a 3% early withdrawal fee. There are no early withdrawal fees for units that are redeemed after 12 months following subscription.

Note 10. Net Asset Value per Unit

Net Asset Value per unit is calculated by dividing the Net Asset Value of the Fund at the end of the reporting period by the number of units outstanding at the end of the reporting period.

The Net Asset Value of the Fund is equal to: Existing cash, plus any new additions of cash, plus or minus profits or losses from closed trades, plus or minus profits or losses from trades currently open, less commission fees
(inclusive of all transaction fees), plus or minus any gains or losses in the conversion of foreign currency, less net asset fees, less operating expenses, plus interest income.

                                     PART IV

Item 1.  INDEX TO EXHIBITS


Sequentially
Numbered
Page        Exhibit No. Exhibit
----------  ----------  -------

            3(i)        Form of Certificate of Limited liability company
                        interests*
            3(ii)       Operating Agreement, as amended, dated November 30,2001*

            10(i) Advisory Agreement between Hanseatic Corporation and Hanseatic Discretionary Pool, L.L.C.*

            10(ii)      Amended Advisory Agreement*

* Heretofore file as an exhibit to the registration statement on Form SB-2, filed by the Fund (Commission File No. 33-64718) and incorporated by this reference.

Upon request, the Fund will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.

                                   SIGNATURES

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on March 26, 2001.

                                    HANSEATIC DISCRETIONARY POOL, L.L.C.

                                    By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                    By:  /s/ Randall L. Shell
                                         ---------------------------
                                         Vice President

Signature                 Capacity                             Date
----------                ---------                            ----

/s/ Simcha Bluth          President, Director              March 28, 2002
----------------------    of the Managing Member
Simcha Bluth

/s/ Randall L. Shell      Chief Operating Officer,         March 28, 2002
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member