Form 10QSB
period 2002-03-31
HANSEATIC DISCRETIONARY POOL LLC
filed 2002-05-08
CIK 1077524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                                    --------------

Commission File number:   333-64718

                      HANSEATIC DISCRETIONARY POOL, L.L.C.
             (Exact Name of Registrant as specified in its charter)

       Oklahoma                        6200                     11-3455001
State of Organization)  (Primary Standard Industrial   I.R.S. Employer I.D. No.
                         Classification Code Number)

                             9925 South Pennsylvania
                                    Suite 110
                          Oklahoma City, Oklahoma 73159
                                 (405) 691-2793
                           (405) 691-6124 (Facsimile)

               (Address, including zip code and telephone number,
              including area code of Registrant's principal office)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]

                           Total number of Pages: 13

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following unaudited financial statements of Hanseatic Discretionary Pool, L.L.C. are included in Item 1:

        Balance Sheet as of March 31, 2002 and
            March 31, 2001 (Unaudited)

        Statements of  Operations  for the Three Months Ended March 31, 2002 and
            March 31, 2001 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
            March 31, 2002 and March 31, 2001 (Unaudited)

        Statements of Changes in Members' Equity for the Three Months Ended
            March 31, 2002 and March 31, 2001 (Unaudited)

                      Hanseatic Discretionary Pool, L.L.C.
                            Balance Sheet (Unaudited)
                     As of March 31, 2002 and March 31, 2001


                                                       31-Mar-02       31-Mar-01
                                                       ---------       ---------
Assets:

Cash and short term marketable securities             $   96,233     $  237,750
Deposits with clearing broker                          2,847,888      3,909,235
Interest Receivable                                        2,205          4,586
Prepaid Expenses                                           3,000              0
                                                      ----------     ----------
Total Assets                                          $2,949,326     $4,151,571

Liabilities:

Redemptions Payable                                   $   63,485     $  136,656
Subscriptions Pending                                          0          1,138
Net asset fees payable                                     4,912          6,910
Operating Expenses payable                                   809          2,580
CPO trailer commissions payable                           11,814         17,321
Incentive Fees Payable                                         0              0
                                                      ----------     ----------
Total Liabilities                                     $   81,020     $  164,605

Member's Equity (Units redeemable at the option of the unit holder)

Manager (416 units at 3/31/02 and 416 units at        $   44,596     $   45,616
  3/31/01)
Members (26,357 units at 3/31/02 and 35,9679 units     2,823,710      3,941,350
  at 3/31/01)                                         ----------     ----------

Total member's equity                                $2,868,306      $3,986,966

Total liabilities & member's equity                  $2,949,326      $4,151,571
                                                     ==========      ==========



Please see the notes to these financial statements

                        Hanseatic Discretionary Pool, L.L.C.
                         Statement of Operations (Unaudited)
              For the Quarter Ended March 31, 2002 and March 31, 2001


                                                       31-Mar-02      31-Mar-01
                                                       ---------      ---------

Revenues:
Gross realizes trading gains (losses)                 $ (  6,076)    $  917,172
Change in open trade equity gain (loss)                 ( 22,714)      (237,868)
                                                      -----------     ----------
Total gain (loss) from trading                          ( 28,790)       679,304

Less cost of revenues:
Incentive fees                                        $        0     $ (131,058)
Commission expense                                      (  7,250)      ( 25,086)
                                                      -----------     ----------
Gross margin (deficit) on trading activities            ( 36,040)       523,160

dministration expenses:

Net asset fees                                            16,498         23,313
Trailer commission                                        40,764         23,838
Operating expenses                                         6,628              0
                                                     -----------     ----------
Total administrative expenses                             63,890         47,151

Income (loss) from operations                           ( 99,930)       476,009

Other income (expense):

Interest income                                            8,934         48,975
Currency conversion                                       (4,482)      (    177)
Interest fee expense paid to CPO                               0       ( 48,975)
                                                      -----------     ----------
Net income/loss before provision for income taxes       ( 95,478)       475,832

Provision for income taxes                                     0              0
                                                      -----------     ----------

Net income (loss) available to members                  ( 95,478)       475,832
                                                      ===========     ==========

Net income (loss) per unit                            $   ( 3.33)    $    14.86

Weighted average of units outstanding                     28,630         32,011



Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Cash Flows (Unaudited)
           For the Quarter Ended March 31, 2002 and March 31, 2001

                                                        31-Mar-02     31-Mar-01
                                                      ------------   ----------
Cash flows from (for) operating activities:

  Net income (loss0 available to members              $(   95,478)   $  475,832

  Changes in other operating assets and
    liabilities:

  Clearing broker deposits                              1,061,347    (1,662,091)
  Interest receivable                                       2,381    (    4,182)
  Commissions receivable                               (    3,000)          844
  Trailer Commissions payable                          (    5,507)            0
  Operating Expenses payable                           (    1,771)            0
  Net asset fees payable                               (    1,998)        2,690
  Incentive fees payable                                        0    (   61,676)
  Interest fees payable to CPO                                  0         4,509
                                                     ------------    ----------
Net cash provided (used) by operating activities          955,974    (1,244,074)

Cash flows from (for) financing activities:

  Subscriptions                                            79,138     1,652,499
  Subscriptions pending                                (    1,138)    1,505,415
  Redemptions                                          (1,175,491)   (  436,569)
                                                      ------------   ----------
Net cash provided (used) by financing activities       (1,097,491)    2,721,345

Net change in cash position                            (  141,517)    1,477,271

Cash balance at beginning of the period                   237,750       299,400
                                                     ------------    ----------
Cash balance at end of the period                     $    99,233    $1,776,671

Supplemental disclosures of cash flow information:
  Interest fees paid to CPO during period             $         0    $   48,975
  Income taxes paid during the period                 $         0    $        0



Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
               Statement of Changes in Members' Equity (Unaudited)
                    From January 1, 2002 to December 31, 2002

                                              Members'     Units       Net Asset
                                              Equity    Outstanding    per unit
                                             --------   -----------    ---------
Net asset value at January 1, 2002         $3,986,966        36,318     $   110

   Subscriptions                               79,138           743

   Redemptions                             (1,102,320)     ( 10,353)

   Net income                              (   95,478)
                                          -----------   -----------    --------

Net asset value at March 31, 2002          $2,868,306        26,773     $   107
                                          ===========       =======    ========


Please see the notes to these financial statements

Hanseatic Discretionary Pool, L.L.C.
Unaudited Notes to the Financial Statements
For the Period Ended March 31, 2002


Note 1.  Organization and Summary of Significant Accounting Policies

The Hanseatic Discretionary Pool, LLC (the "fund") is a limited liability company organized under the laws of the state of New York in September 1998. In July 2000, the state of organization of the Pool was moved to Oklahoma. The fund is operated by Pool Management Services, Inc., a commodity fund operator (member of the National Futures Association and registered with the Commodity Futures Trading Commission). The Fund may and does use funds that are combined for the purpose of speculative trading in commodity futures and option contracts.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

Commission expenses: Prior to April 2001, the commissions expense on each round turn trade executed was capped at $30 per round turn, inclusive of all fees charged by the Fund's clearing futures commission merchant. In the event the Fund paid a commission fee in excess of $30 per round turn, the Fund's manager reimbursed the excess.

In April 2001, the fee structure of the Fund was amended so that Fund was charged an annual fixed commission rate of 5.8% of the Fund's net asset value, paid monthly at a rate of .41667%. The 5.8% annual fixed commission rate included a trailer commission of approximately 4.0% annually (pad monthly at a rate of .33333%) of the Fund's net asset value.

Net Asset Fees: The Fund's manager charges a monthly net asset fee of .1667% of the Fund's net asset value. Upon collecting the net asset fee, the Fund's Manager pays the entirety of the net asset fee to Hanseatic Group, the Fund's Trading Advisor.

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

Income Taxes- The Fund has elected to be taxed as a partnership under the Internal Revenue Service Code. Accordingly, the individual members of the Fund report the Fund's taxable income.

Note 2. Allocation of Net Income

The net income or loss of the Fund is allocated to the participants on a pro-rata monthly basis based upon each partner's weighted percentage ownership during the month.

Note 3. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

The value of Fund's assets may have changed significantly by the date of this report due to changes in market prices for the contracts open at March 31, 2002.

The Fund is exposed to credit risk, in the event of nonperformance by counter parties to financial instruments. The credit risk from counter party nonperformance associated with these financial instruments is the net unrealized gain, if any included in the statement of operations. The Fund seeks to mitigate credit risk by conducting transactions in designated exchange traded futures and options contracts. The Fund does not participate in "over the counter" trading in futures and option contracts. As opposed to "over the counter" trading, the counter party to all contracts is the clearing exchange and performance is guaranteed by the full membership of the exchange.

The Fund seeks to control market risk by monitoring all open positions for adverse changes in market price on a real time basis. The Fund places protective stop orders and, in some cases, defensive hedge positions in order to protect Fund assets.


Note 4. Other Concentrations of Credit Risk

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

Note 5. Related Party Transactions

The Fund's manager receives a net asset fee, which it pays, in its entirety, to the Fund's Commodity Trading Advisor. The Fund's manager also receives a quarterly incentive fee.

Note 6. Change in Fund's Fee Structure

In March 2001, the compensation structure of the Fund was amended. Under the terms of the new compensation structure, the Fund's manager no longer receives a portion of the commission charged to the Fund by the clearing futures commission merchant on trades transacted. Instead the Fund's manager receives a trailer commission that is part of the 5.8% annual fixed commission fee paid by the fund. The Fund's manager receives the trailer commission in addition to the net asset fee and incentive fees described in Note 1.

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

Additionally, after March 2001 the interest income earned on Fund assets were no longer paid to the Fund's manager, but instead accrued to the Fund.

Note 7. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units at March 31, 2002.

Note 8. Redemptions

Members may redeem any part or all of their units in the fund upon written notice on or before the close of business of the last business day of any calendar month. The redemption amount will be based upon the net asset value of the units of membership interest as calculated at the end of the month in which the redemption request is received. Redemptions may not be granted in the event the Fund does not have enough liquid assets to pay the redemption.

Units redeemed within the first six months following the effective date of subscription are charged a 4% early withdrawal fee. Units that are redeemed between the 6th month and the 12th month following the effective date of subscription are charged a 3% early withdrawal fee.

Note 9. Net Asset Value per Unit

Net Asset Value per unit is calculated by dividing the Net Asset Value of the Fund at the end of the reporting period by the number of fund units outstanding at the end of the reporting period.

The Net Asset Value of the fund is equal to: Existing fund cash funds, plus any new additions of cash funds, plus or minus profits or losses from closed trades, plus or minus profits or losses from trades currently open, less commission fees (inclusive of all transaction fees), plus or minus any gains or losses in the conversion of foreign currency, less net asset fees, less operating expenses, plus interest income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Fund is a limited liability company. The Fund is operated by it's Manager, Pool Management Services, Inc. ("PMSI"). PMSI is a commodity pool operator, a member of the National Futures Association and registered with the Commodity Futures Trading Commission. As a commodity pool, the Fund may use funds that are combined for the purpose of trading futures and commodity option contracts.

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Fund's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

     o    Unexpected global economic changes.

     o The imposition of new restrictions or regulations by contract markets or government agencies that affect the Fund's trading activities.

To the extent possible, the following discussion will highlight the trading activities of the Fund. The amounts discussed have been rounded to the nearest thousandth.

Results of Operations

For the three months ended March 31, 2002

Trading Revenues Realized By The Fund: During the first three months of 2001, the Fund's gross trading revenues were a loss of $81,287 compared to a gain of $655,289 for the first quarter of 2001. The difference in performance came as a result of more difficult market conditions during the first quarter of 2002.
         At times, market conditions are more favorable for Hanseatic's trading models than at other times. When market conditions are more favorable, as was the case during the first quarter of 2001, more profitable results are achieved. During the first quarter of 2002, market conditions were less favorable (as they relate to Hanseatic's trading models). Thus the Fund realized trading losses.
         The primary factor that influences the profitability of Hanseatic's trading models is the degree of choppiness, volatility and continuity in the way the markets trade. When markets are less choppy and volatile and price movement is more continuous, Hanseatic's trading models typically perform more profitably. Conversely, more choppiness and volatility and less continuous market activity is less favorable for the profitability of Hanseatic's trading models.

Net Asset Fees Paid By The Fund: During the first quarters of both 2001 and 2002, the Fund's Commodity Trading Advisor charged a monthly net asset fee of ..16667% of the Fund's net asset value for the administration of trading for the Fund.

During the first quarter of 2001, these fees totaled $23,313. During the first quarter of 2002, these fees totaled $16,498.

         The reason for the decrease in the net asset fees during from the first quarter of 2001 to the first quarter of 2002 was the decrease in the net asset value of the fund that occurred in the year separating the two periods. The lower the total net asset value of the fund, the lower the net asset fees will be.

Interest Income Earned By The Fund: During the first three months of 2001, the Fund's manager was paid all of the interest income earned on Fund assets. The manager received this fee as compensation for its administration of the Fund's affairs and as reimbursement for the manager's payment of all Fund operating expenses (such as rent, phones, postage, legal and professional fees, etc). During the first three months of 2001, the interest totaled $47,975.

Commencing in April, 2001, interest income earned on Fund assets have inured to the benefit of the Fund. Interest income for the first quarter of 2002 totaled $8,934.

On a proportionate basis, there was a decrease in the amount of interest Income during the first three months of 2002. The decrease is largely attributed to the decrease in the Fund's net asset value. The lower the Fund's net asset value, the fewer assets were available to earn interest. This resulted in less proportionate interest income being earned by the Fund.

Overall Performance Results: Income from operations in the first quarter of 2002, after deducting net asset fees, commissions, and incentive fees was a loss of $99,930. That compares with a profit of $476,009 for the first quarter of 2001.

The Net Loss available to members from operations for the first quarter of 2002 was $95,478. That compares to a Net Profit available to members of $475,832 for the first quarter of 2001

After adding other commission rebates and a loss recognized on converting funds used to margin contracts traded in foreign currency back to U.S. base currency, the Fund experienced net loss in first quarter of 2002 of $95,476. For the first three months of 2001, the Fund realized a net gain of $500,918.

On a per unit basis, the Fund lost $3.33 per unit in the first quarter of 2002 as compared to a profit of $14.86 per unit in first quarter of 2001.

Overall, the loss from operations for first quarter of 2002 compared to the gain from operations for first quarter of 2001 is largely attributable to the shift from trading gains in the first quarter of 2001 to trading losses in 2002.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2002 total member equity was $2,822,652 compared to $5,391,675 at March 31, 2001, a decrease of 119.1%. The decrease in total member equity can be attributed to two factors:

1. The net of amount of redemptions exceeded the amount of subscriptions during the year between the two quarters. During the first quarter of 2002,
73.396470989966 units were issued for subscription proceeds of $79,138. During that same time, the Fund redeemed 592.582291399735 units for $1,102,320. The net of redemptions over subscriptions was approximately $1,023,182

2. The fund sustained losses from trading and operations during the year between the two quarters, as well as during the first quarter of 2002. In the first quarter of 2002, the fund sustained a net loss from trading and operations of $95,457. During the first quarter of 2001, the fund realized a net profit from trading and operations of $500,918.

The cash balance at the end of the period was $96,233 at March 31, 2002, compared with $1,776,671 at March 31, 2001. The Fund deposited approximately $320,832 with the clearing FCM during the first quarter of 2002.

                            PART II-OTHER INFORMATION

Item 1.        Legal Proceedings.

               None

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submissions of Matters to a vote of Security Holders.

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K.

               None

               There are no exhibits to this Form 10-QSB.

PART III

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

* Heretofore filed as an exhibit to the registrant's registration statement on Form SB-2, (Commission File No. 333-64718) and incorporated by this reference.

                                   SIGNATURES

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on May 8, 2002.

                                    HANSEATIC DISCRETIONARY POOL, L.L.C.

                                    By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                    By:  /s/ Randall L. Shell
                                         ---------------------------
                                         Vice President

Signature                 Capacity                             Date
----------------------    -------------------------       --------------


/s/ Simcha Bluth          President, Director              May 8, 2002
----------------------    of the Managing Member
Simcha Bluth


/s/ Randall L. Shell      Chief Operating Officer,         May 8, 2002
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member