Form 10QSB
period 2002-06-30
HANSEATIC DISCRETIONARY POOL LLC
filed 2002-07-30
CIK 1077524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                 --------------

                        Commission File number: 333-64718

                      HANSEATIC DISCRETIONARY POOL, L.L.C.
             (Exact Name of Registrant as specified in its charter)

         Oklahoma                        6200                  11-3455001
(State of Organization)  (Primary Standard Industrial (I.R.S. Employer I.D. No.)
                          Classification Code Number)

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

                            Total number of Pages:13

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following unaudited financial statements of Hanseatic Discretionary Pool, L.L.C. are included in Item 1:

        Balance Sheet as of June 30, 2002 and
            June 30, 2001 (Unaudited)

        Statements of  Operations  for the Three  Months Ended June 30, 2002 and
            June 30, 2001 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
            June 30, 2002 and June 30, 2001 (Unaudited)

        Statements of Changes in Members' Equity for the Three Months Ended
            June 30, 2002 and June 30, 2001 (Unaudited)

                      Hanseatic Discretionary Pool, L.L.C.
                            Balance Sheet (Unaudited)
                      As of June 30, 2002 and June 30, 2001


                                                       30-Jun-02      30-Jun-01
                                                       ---------      ---------
Assets:

Cash and short term marketable securities            $   100,067    $  157,402
Deposits with clearing broker
         Cash Balance                                  2,365,386     6,796,907
         Open Trade Equity                                46,969       342,350
Interest Receivable                                        1,864        19,275
Prepaid Expenses                                          15,579           -0-
                                                      ----------    ----------
Total Assets                                          $2,529,865    $7,262,080

Liabilities:

Redemptions Payable                                        5,000    $   43,613
Subscriptions Pending                                          0        53,854
Net asset fees payable                                     4,213        12,024
Operating Expenses payable                                   787         2,580
CPO trailer commissions payable                           10,082        28,012
Incentive Fees Payable                                         0             0
                                                      ----------    ----------
Total Liabilities                                     $   20,082    $   85,562

Member's Equity (Units redeemable at the option of the unit holder)

Manager (416 units at 6/30/02 and 400 units at        $   43,701    $   53,681
  6/30/01)
Members (23,490 units at 6/30/02 and 53,030 units      2,466,082     7,122,518
  at 6/30/01)                                         ----------    ----------

Total member's equity                                 $2,509,783    $7,176,518

Total liabilities & member's equity                   $2,529,865    $7,262,080
                                                      ==========    ==========



Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Operations (Unaudited)
              For the Quarter Ended June 30, 2002 and June 30, 2001


                                                    30-Jun-02       30-Jun-01
                                                   -----------     -----------
Revenues:
Gross realizes trading gains (losses)              $   (40,772)     $ (416,993)
Change in open trade equity gain (loss)                 21,026         367,057
                                                   -----------      ----------
Total gain (loss) from trading                         (19,746)        (49,936)

Less cost of revenues:
Incentive fees                                      $      -0-      $      -0-
FCM & CPO Trail Commission expense                      38,279          78,562
                                                   -----------      ----------
Gross margin (deficit) on trading activities           (58,025)       (128,498)

Administration expenses:

Net asset fees                                          13,200          34,530
Operating expenses                                       2,468           4,033
                                                   -----------      ----------
Total administrative expenses                           15,668          38,563

Income (loss) from operations                          (73,693)       (167,061)

Other income (expense):

Interest income                                          6,469          59,023
Currency conversion                                      1,368           1,525
Fees Reimbursed by CPO                                     -0-              47
Interest fee expense paid to CPO                           -0-         (20,116)
Legal/Accounting Expense                                (5,800)            -0-
                                                   -----------      ----------
Net income/loss before provision for
  income taxes                                         (71,656)       (126,582)

Provision for income taxes                                 -0-             -0-
                                                   -----------      ----------

Net income (loss) available to members             $   (71,656)    $  (126,582)
                                                   ===========      ==========

Net income (loss) per unit                         $     (2.89)    $     (2.44)

Weighted average of units outstanding                   24,754          51,872



Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Cash Flows (Unaudited)
              For the Quarter Ended June 30, 2002 and June 30, 2001

                                                       30-Jun-02     30-Jun-01
                                                      -----------   -----------
 Cash flows from (for) operating activities:

   Net income (loss) available to members             $  (167,135)    $ 374,336

   Changes in other operating assets and
      liabilities:
   Clearing Broker Deposits                             1,496,880    (3,550,854)
   Interest Receivable                                      2,722        (5,513)
   Commissions Receivable                                 (15,579)          787
   Trail Commissions Payable                               (7,239)       21,781
   Operating Expense Payable                               (1,793)        1,913
   Net Asset Fees Payable                                  (2,697)       12,024
   Incentive Fees Payable                                       0       (89,537)
   Interest Fees Payable to CPO                                 0       (14,476)
                                                      -----------   -----------
 Net cash used by operating activities                  1,305,159    (3,249,539)
 Cash flows from (for) financing activities:

   Subscriptions                                           79,138     3,585,714
   Subscriptions Pending                                   (1,138)     (137,731)
   Redemptions                                         (1,520,842)     (340,442)
                                                      -----------   -----------

 Net cash provided (used) by financing activities      (1,442,842)    3,107,541
                                                      -----------   -----------

 Net change in cash position                             (137,683)     (147,998)
 Cash balance at beginning of the period                  237,750       299,400
                                                      -----------   -----------

  Cash balance at end of the period                       100,067       157,402
                                                      ============  ===========

 Supplemental disclosures of cash flow information:
 Interest Fees paid to CPO during period             $         0      $ 69,090
   Income taxes paid during the period               $         0      $      0



Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
               Statement of Changes in Members' Equity (Unaudited)
                       From April 1, 2002 to June 30, 2002

                                            Members'     Units       Net Asset
                                            Equity    Outstanding    per unit
                                           --------   -----------    ---------
Net asset value at April 1, 2002         $2,868,317        26,773     $107.13

   Subscriptions                                -0-           -0-

   Redemptions                             (286,877)     (  2,867)

   Net income                               (73,857)
                                        -----------   -----------    --------

Net asset value at June 30, 2002         $2,509,784        23,906     $104.98
                                        ===========       =======    ========




Please see the notes to these financial statements

Hanseatic Discretionary Pool, L.L.C.
Unaudited Notes to the Financial Statements
For the Period Ended June 30, 2002


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

In April 2001, the fee structure of the Fund was amended so that Fund was charged an annual fixed commission rate of 5.8% of the Fund's net asset value, paid monthly at a rate of .41667%. The 5.8% annual fixed commission rate included a trail commission of approximately 4.0% annually (paid monthly at a rate of .33333%) of the Fund's net asset value.

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

The value of Fund's assets may have changed significantly by the date of this report due to changes in market prices for the contracts open at June 30, 2002.

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

Note 5. Related Party Transactions

The Fund's manager receives a net asset fee, which it pays, in its entirety, to the Fund's Commodity Trading Advisor. The Fund's manager also receives a quarterly incentive fee, half of which it pays to the Fund's Commodity Trading Advisor.

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

Note 7. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units at June 30, 2002.

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

Note 9. Net Asset Value per Unit

Net Asse Value per unit is calculated by dividing the Net Asset Value of the Fund at the end of the reporting period by the number of fund units outstanding at the end of the reporting period.

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

Results of Operations

For the three months April 1, 2002 to June 30, 2002

Trading Revenues Realized By The Fund: During the second quarter of 2002, the Fund's gross trading revenues were a loss of $58,025 compared to a loss of $128,498 for the second quarter of 2001. The losses in both quarters came as a result of more difficult market conditions during 2001 and the first half of 2002.
         At times, market conditions are more favorable for Hanseatic's trading models than at other times. When market conditions are more favorable, more profitable results are achieved. During both the second quarter of 2002 and the second quarter of 2001, market conditions were less favorable (as they relate to Hanseatic's trading models). Thus the Fund realized trading losses.
         The primary factor that influences the profitability of Hanseatic's trading models is the degree of choppiness, volatility and continuity in the way the markets trade. When markets are less choppy and volatile and price movement is more continuous, Hanseatic's trading models typically perform more profitably. Conversely, more choppiness and volatility and less continuous market activity is less favorable for the profitability of Hanseatic's trading models.

Net Asset Fees Paid By The Fund: During the second quarters of both 2002 and 2001, the Fund's Commodity Trading Advisor charged a monthly net asset fee of ..16667% of the Fund's net asset value for the administration of trading for the Fund.

During the second quarter of 2002, these fees totaled $13,200. During the second quarter of 2001, these fees totaled $34,530.

         The reason for the decrease in the net asset fees during from the second quarter of 2001 to the second quarter of 2002 was the decrease in the net asset value of the fund that occurred in the year separating the two periods. In general, the lower the total net asset value of the fund, the lower the net asset fees will be.

Interest Income Earned By The Fund: From the inception of the Fund until March 31, 2001, the Fund's manager was paid all of the interest income earned on Fund assets. The manager received this fee as compensation for its administration of the Fund's affairs and as reimbursement for the manager's payment of all Fund operating expenses (such as rent, phones, postage, legal and professional fees, etc).

Commencing in April, 2001, interest income earned on Fund assets have inured to the benefit of the Fund. Interest income for the second quarter of 2002 totaled $6,469. Interest income for the second quarter of 2001 totaled 59,023.

There was a decrease in the amount of interest income earned from the second quarter of 2001 to the second quarter of 2002. The decrease is largely attributed to the decrease in the Fund's net asset value that occurred in the year separating the two periods. In general, the lower the Fund's net asset value, the fewer assets that were available to earn interest.

Overall Performance Results: Income from operations in the second quarter of 2002, after deducting net asset fees, commissions, and incentive fees was a loss of $99,930. That compares with a profit of $476,009 for the second quarter of 2001.

The Net Loss available to members from operations for the second quarter of 2002 was a loss of $73,693. That compares to a net loss from operations of $167,061 for the second quarter of 2001.

After adding fee reimbursements from the CPO, gains recognized on converting funds used to margin contracts traded in foreign currency back to U.S. base currency and legal/accounting fees, the Fund experienced net loss in second quarter of 2002 of $71,656 as compared to a net loss of $126,582 for the second quarter of 2001.

On a per unit basis, the Fund lost $3.05 per unit in the second quarter of 2002 (with 23,906.51092006 units outstanding at June 30, 2002) as compared to a loss of $2.37 per unit in second quarter of 2001 (with 53,429.9579211 units outstanding at June 30, 2001).

Overall, the loss from operations experienced in both the second quarter of 2002 and the second quarter of 2001 is largely attributable to the trading losses realized by the Fund for the second quarter of 2001 through the first half of 2002.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2002 total member equity was $2,509,783 compared to $7,176,518 at June 30, 2001, a decrease of 65.0%. The decrease in total member equity can be attributed to two factors:

1. The net of amount of redemptions exceeded the amount of subscriptions during the year between the two quarters. As of June 30, 2001, the Fund had 53,429.9579211004 units outstanding. As of June 30, 2002, the number of units outstanding had dropped to 23,906.51092006. The drop in outstanding units was entirely the result of a significant increase in the amount of member redemptions. While there were some new member subscriptions during the 12 month period (a total of 2,538.3458120458 new units were purchased for a total of $292,672 in new subscription revenue), the total redemptions for the 12 month period (a total of 32,060.494454205 were redeemed for a total net redemption outflow of $3,521,611) greatly exceeded the new subscriptions.

         The situation encountered by the Fund during the 12 month period, namely a sizable increase in redemptions as compared to subscriptions, can occur in any commodity pool when the fund encounters a period of negative performance. Such was the case during the 12 month period when our fund encountered a period of negative performance. Although every effort is made to educate members regarding the long-term nature of an investment in the Fund, it is not unusual for members to become anxious during periods of negative performance. This anxiety often leads to member redemptions, as it did during the time between June 30, 2001 and June 30, 2002.

2. The fund sustained losses from trading and operations during the year between the two quarters. From April 1, 2001 to June 30, 2002, the Fund experienced total losses from trading and operations of $1,564,390. This loss, combined with the net redemptions during the period, accounted for the reduction in the Fund's net asset value.

The cash balance at June 30, 2002 was $100,067, compared with $157,402 at June 30, 2001. The Fund withdrew approximately $415,623 from the clearing FCM during the second quarter of 2002.

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

                                   SIGNATURES

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on July 30, 2002.

                                    HANSEATIC DISCRETIONARY POOL, L.L.C.

                                    By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                    By:  /s/ Randall L. Shell
                                         ---------------------------
                                         Vice President

Signature                 Capacity                             Date
----------                ---------                            ----


/s/ Simcha Bluth          President, Director              July 30, 2002.
----------------------    of the Managing Member
Simcha Bluth


/s/ Randall L. Shell      Chief Operating Officer,         July 30, 2002.
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member