Form 10KSB
period 2002-12-31
HANSEATIC DISCRETIONARY POOL LLC
filed 2003-03-26
CIK 1077524

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                                December 31, 2002
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

State issuer's revenues for the most recent fiscal year:     $(181,673)
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

Portions of the Prospectus dated October 30, 2002, or "Prospectus", are incorporated by reference in Parts I and III

Transitional Small Business Disclosure Format (check one): Yes         No X
                                                              ------     ------

                                     PART I

ITEM 1.        BUSINESS

         Hanseatic Discretionary Pool, L.L.C., or the "Fund", is a limited liability company which was organized in 1998 and is engaged in speculative trading of commodity futures contracts, forward contracts, commodity options and other interests in commodities.
       Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates or stock index values. The managing member is Pool Management Services, Inc., or "PMSI". The Fund's operations are regulated by provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission, and the rules of the National Futures Association.
         The Fund filed a registration statement, declared effective November 30, 2001, with the U.S. Securities and Exchange Commission for the sale of up to 100,000 units of membership interests, or units, offered at net asset value per unit. Since November 30, 2001, Units of limited liability company interests of the Fund have been offered by the Prospectus on an ongoing basis. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to the Fund's bank and brokerage accounts for trading purposes. The unit selling price during the continuing offering period is the net asset value per unit as of the last business day of the month in which the subscription is accepted.
         From January 1. 2002 through December 31, 2002, units aggregating $418,203.18 have been sold.
         Pool Management Services, Inc. controls all aspects of the business and administration of the Fund in its role as managing member. The Fund employs Hanseatic Corporation as our commodity trading advisor, or CTA, to select trades for us.

REGULATION

        Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association ("NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity Pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity Pool operators," such as PMSI and commodity brokers or "futures commission merchants" such as the Fund's commodity broker to be registered and to comply with various reporting and recordkeeping requirements. Pool Management Services, Inc., or "PMSI" and the Fund's commodity broker are members of the NFA. The CFTC may suspend a commodity Pool operator's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event PMSI's registration as a commodity Pool operator were terminated or suspended, PMSI would be unable to continue to manage the business of the Fund. Should PMSI's registration be suspended, termination of the Fund might result.
        In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In addition, the Fund trades on foreign commodity exchanges which are not subject to regulation by any United States government agency.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

        None.
                                     PART II

ITEM 5.     MARKET FOR THE FUND'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            -------------------------------------------------------------------
        Units are not publicly traded and no market is likely to develop. Units may be transferred or redeemed subject to the conditions imposed by the Operating Agreement. As of December 31, 2002, the Fund had 57 members and 25,003.2889668403 units outstanding.
         Pool Management Services, Inc. has sole discretion in determining what distributions, if any, the Fund will make to its unit holders. No distributions were made for the year ended December 31, 2002.

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

Results of Operations

A.       For the Year Ended December 31, 2002

During 2002, the Fund's gross trading losses were $3,826 compared to a loss of $746,479 for 2001. At certain times, market conditions prove to be more favorable for Hanseatic's trading models than at other times. Although market conditions remained difficult for Hanseatic's trading models during 2002, gross trading losses narrowed considerably. During 2001, market conditions were less favorable (as they relate to Hanseatic's trading models) and thus the Fund realized substantial trading losses.

Loss from operations in 2002, after deducting net asset fees, commissions, and incentive fees was $182,673. The net Loss from operations for 2001 was $896,335.

The following is an explanation of the types of fees the Fund paid in fiscal years 2002 and 2001:

         a. Net Asset Fee: During 2002, the Fund's Commodity Trading Advisor charged a monthly net asset fee of .16667% of the Fund's net asset value for the administration of trading for the Fund. During 2002 these fees totaled $181,240. During 2001, net asset fees totaled $235,235.

                  The reason for the decrease in the net asset fees from 2001 to 2002 was the decrease in the net asset value of the Fund. The lower the total net asset value of the Fund, the lower the total net asset fees will be.

         b. Interest Income: During 2002, the Fund's interest income totaled $31,932. During the first three months of 2001, Fund's manager was paid all of the interest income earned on Fund assets. The manager received this fee as compensation for its administration of the Fund's affairs and as reimbursement for the manager's payment of all Fund operating expenses (such as rent, phones, postage, legal and professional fees, etc). During the first three months of 2001, these fees totaled $69,090. Commencing in April, 2001, interest income earned on Fund assets have inured to the benefit of the Fund. Interest income for the last nine months of 2001 totaled $104,664.

                  On a proportionate basis, there was a decrease in the amount of interest Income received from fiscal year 2001 to fiscal year 2002. There were two reasons for this decrease: 1) The net asset value of the Fund decreased. Since the Fund's net asset value decreased between the years, there were fewer assets available upon which to earn interest., 2) Interest rates paid on assets declined. The period 2001 to 2002 was marked by a sustained decline in interest rates. The decline in interest rates led to a sustained decline in interest income.

After adding other commission rebates (if any) and a loss recognized on converting funds used to margin contracts traded in foreign currency back to U.S. base currency, the Fund experienced net loss in 2002 of $182,673. For 2001, the Fund realized a net loss of $896,335. On a per unit basis, the Fund lost $6.97 per unit in 2002 as compared to a profit of $21.83 per unit in 2001.

Comparing fiscal year 2002 to fiscal year 2001, the Fund realized a decrease in the size of its loss from operations. This decrease is largely attributed to the Fund's realizing a significantly smaller gross trading loss during 2002, as compared to the fund realizing larger gross trading losses during fiscal year 2001.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2002 total member equity was $2,820,286 compared to $3,986,966 at December 31, 2001, a decrease of 34.6%. The decrease was due to the net of subscriptions and redemptions during the year. During 2002, 3,975.81015976068 units were issued for proceeds of $418,203. The Fund redeemed 14,281.09641759 units for $1,617,210. In addition, the net loss from trading and operations was $182,673.

Cash on hand was $196,596 at December 31, 2002 as compared with $237,750 at December 31, 2001. During the year ended December 31, 2002, the Fund received net redemptions over subscriptions of approximately $1,199,007.00. Approximately $3,826 in losses were generated from trading in 2002. The Fund withdrew approximately $1,325,804 from deposit at the clearing FCM during 2002.

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

When trades are executed on the foreign contract exchanges, the actual counter-party to the trade is the "clearing entity" associated with each exchange. When the Fund executes trades in these foreign markets, the Fund's funds are placed either with the Fund's clearing broker or with the applicable exchange clearing entity. However, even though the foreign exchange clearing entity does handle some of the Fund's funds during the clearing process, HSBC (the Fund's clearing broker) guarantees these Funds against any loss due to the failure of the exchange.

Settlement procedures on the foreign contract exchanges are as follows: After the close of business on the day in which a trade is executed on a foreign exchange, money is either sent by the Fund's clearing broker to the foreign exchanges clearing entity or it is received from that clearing entity. For example, if the trade has an open loss at the close of business, the Fund's clearing broker sends money (in an amount equal to that loss) from the Fund's trading account to the exchange clearing corporation. If the trade has an open profit at the close of business, the foreign exchanges clearing entity sends Funds to the Fund's clearing broker and those Funds are deposited into the Fund's trading account. The settlement in all foreign futures contract exchanges is done on a daily basis.

Monitoring and Minimization of Risk

Since the Fund executes trades on foreign exchange markets, the manager has established procedures to monitor and attempt to minimize the market and credit risks that may be involved with this type of trading. These procedures include:

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

         c. Periodically, the manager consults with the Fund's clearing firm, who is charged with the task of executing the Fund's trades. During these consultations, the manager seeks to determine if the order execution staff deems it viable to trade in certain foreign contract markets. Factors that may influence this decision include the volume of contracts being executed each day in the contract market and the number of contracts that can be effectively transacted in the contract market without adversely impacting market prices. As with the opinion of the CTA, the manager also relies heavily on the opinion of the clearing firm's order execution staff. Should the order execution staff believe it is not viable to trade in a particular contract market or that trading on a foreign contract market may create too much of a credit risk for the Fund, the manager will: 1) discuss this opinion with the CTA, and 2) should the manager determine that the contract market is not viable or that trading on the foreign exchange creates to much risk for the Fund, the manager may, in its discretion, instruct the CTA not to execute trades for the Fund in such markets.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

                                    PART III

ITEM 9.       DIRECTORS AND OFFICERS OF THE FUND

        The Fund has no directors or executive officers. The Fund has no employees. The Fund is managed by Pool Management Services, Inc., or PMSI, the manager. PMSI is a registered commodity pool operator or CPO. The principals and shareholders of the CPO are Simcha Bluth, President, and Randall Shell, Vice-President. It is owned 50% by Simcha Bluth, and 50% by Randall Shell. Pool Management Services has been registered with the Commodity Futures Trading Commission as a commodity Pool operator since September 1998. From September 1998 to June 1999, Pool Management Services was also registered as a commodity trading advisor. It is a member of the National Futures Association. As manager of the Fund, Pool Management Services is in total control of the operations of the Fund. PMSI's main business address is 9925 South Pennsylvania, Suite 110, Oklahoma City, Oklahoma, 73159, (405) 691-2793.

Simcha Bluth

         From December 1999 to date, Mr. Bluth has been registered as a principal of Pool Management Services, Inc., a registered commodity pool operator and a member of the National Futures Association. Mr. Bluth is a stockholder of that firm and supervises all its operations. From February 2000 to March 2001, Mr. Bluth carried dual associated person and branch manager registrations with Kesef Securities, Inc., d.b.a. Kesef Advisors, a commodity trading advisor. Mr. Bluth solicited managed futures brokerage business for Kesef. From June, 1999 to April 2000, Mr. Bluth was registered as an associated person and branch manager of Profile Analytics, Inc., d.b.a Profile Trading ("Profile"), an introducing broker. Mr. Bluth solicited managed, discount and broker-assisted futures brokerage business for Profile. From August, 1996 to January, 1999, Mr. Bluth was registered as an associated person and principal of All State Trading Group, Inc., located in New York City, New York, an introducing broker from August, 1996 to January 1999 and a commodity trading advisor from July, 1997 to September, 1998. From March, 1992, to April, 1996, Mr. Bluth was registered as an associated person and principal of Premium Resources, a guaranteed introducing broker located in New York City, New York. In addition, from March, 1996 to July 1997, Mr. Bluth was also an associated person and principal of Universal Spreads, Inc., a commodity trading advisor located in Lawrence, New York. From May, 1995, until February, 1996, Mr. Bluth was an associated person, trader, vice-president and research director for Vision Trading Resources, Inc., located in New York City, New York.

Randall Shell

         Randall Shell has been registered as an associated person and principal of Pool Management Services since June, 1999. Prior to his registration as a principal of the CPO, from October, 1998 to June, 1999, Mr. Shell was registered as an associated person of Pool Management Services. From May, 1999 to June, 1999, Mr. Shell was also registered as a branch manager of Pool Management Services. Mr. Shell's duties as a principal of the firm include the maintenance of accounting, books, records and compliance matters.

         From December 1999 to date, Mr. Shell has also been registered as a principal of Commodity Pool Services, Inc., a commodity pool operator. His duties with this firm include the maintenance of accounting, books, records and compliance matters. From June, 1999 to March 2001, Mr. Shell has also carried dual registration as an associated person, principal and sole shareholder of Kesef Securities, Inc., d.b.a. Kesef Advisors. As principal of Kesef Advisors, Mr. Shell managed all aspects of company operations and directed the trading in client accounts under the management of that firm. From October 1991 to April 2000, Mr. Shell was registered as an associated person, principal and sole shareholder of Profile Analytics, Inc., d.b.a Profile Trading ("Profile"). Profile was an introducing broker from December, 1998 through April 2000. From October 1991 to July, 1999, Profile was also registered as a commodity trading advisor. Mr. Shell's duties with Profile included the oversight of all company operations and supervision of brokers. From July 1997 to November 1998, Mr. Shell carried dual associated person and branch manager registration with All State Trading Group, Inc.


There has never been a material administrative, civil or criminal action brought against the Fund. There has never been a material administrative, civil or criminal action brought against Pool Management Services, Inc. or any of its directors, executive officers, promoters or control persons.

ITEM 10.       EXECUTIVE COMPENSATION

        The Fund is managed by its managing member. PMSI receives from the Fund:
1) A net asset fee equal to 2% of the Fund's net asset value per year, 2) A trailer commission of approximately 4% of the Fund's net asset value per year, and 3) A "performance" or "incentive" fee equal to 20% of the Fund's new net profits (if any) at the end of each calendar quarter. From the payment it receives, PMSI remits: 1) the entirety of the net asset fee and one-half of the "performance" or "incentive" fees it receives to Hanseatic Corporation for the trading services it provides to the Fund, and 2) Up to 50% of the trailer commissions PMSI receives to selling agents that are engaged in the distribution of the Units in return for ongoing services to the members. PMSI retains one-half of the incentive fees and between 50% and 100% of the trailer commissions received for acting as the Fund's managing member.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

        (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2002, no Units of Limited Liability Interests were owned or held by any officer, investor or shareholder of Pool Management Services, Inc..

        (b) Security Ownership of Management. As of December 31, 2002, Pool Management Services, Inc. owned 416.2704288 Units of limited liability company Interests (approximately 1.14%) having a value of $43,399. Units of limited liability company interests will always be owned by PMSI in its capacity as managing member.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 10, Executive Compensation and Item 11, Security Ownership of Certain Beneficial Owners and Management, above.


                                     PART IV

ITEM 14.                EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------



        (a)    The Following documents are filed as part of this report:


               (1)    The Financial Statements beginning on page 14 hereof.


(2)      The exhibits listed in the "Index to Exhibits."

        (b)    Reports on Form 8-K

               None.

                                    PART F/S

                      Hanseatic Discretionary Pool, L.L.C.
                          Audited Financial Statements
           For the Years Ended December 31, 2002 and December 31, 2001


                                      INDEX



                                      Page

Independent Auditor's Report                                       12

Certifications                                                     13

Financial Statements

         Statement of Financial Condition (Balance Sheet)          15

         Statement of Operations                                   16

         Statement of Cash Flows                                   17

         Statement of Changes In Members' Equity                   18

Notes To Financial Statements                                      19-23

  DONAHUE ASSOCIATES, L.L.C.
  27 BEACH ROAD, SUITE CO5-A
  MONMOUTH BEACH, NJ.    07750
  Phone: (732) 229-7723



                               Independent Auditor's Report

The Members
Hanseatic Discretionary Pool, LLC


We have audited the accompanying balance sheets of Hanseatic Discretionary Pool, LLC as of December 31, 2002 and December 31, 2001 and the related statements of operations and changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanseatic Discretionary Pool, LLC as of December 31, 2002 and December 31, 2001 and the results of operations, changes in members' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Brian Donahue
--------------------------


Monmouth Beach, New Jersey
March 24, 2003

                                 CERTIFICATIONS

The undersigned, severally, certify that:

1.       We have  reviewed  this annual report on Form 10-KSB for the year ended
         December   31,  2002  of  the   Hanseatic   Discretionary   Pool,   LLC
         ("registrant");

2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on our knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. We are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others particularly during the period in which this report is being prepared;

         b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

         d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         e)       Disclosed to the registrant's auditors and the audit committee
                  of  the  managers  (or  persons   fulfilling   the  equivalent
                  function):

                  (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15
                           U.S.C.   78a  et  seq.),   within  the  time  periods
                           specified in the U.S. Securities and Exchange Commission's rules and forms; and

                  (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

         f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.

Date:    March 26, 2003


                            /s/ Simcha Bluth
                            -------------------------------------------
                            Simcha Bluth, President and Chief Executive Officer


                            /s/ Randall Shell
                            ----------------------------------------
                            Randall Shell, Vice President and Chief
                            Financial Officer

In connection with the pool's audited financial statements for the years ended December 31, 2002 and 2001 contained in this Annual Report (the "Financial Statements"), the undersigned Simcha Bluth and Randall Shell, Chief Executive Officer and Chief Financial Officer, respectively, of Pool Management Services, Inc., Commodity Pool Operator and Manager of Hanseatic Discretionary Pool, LLC, certify pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their respective knowledge:

         (1)      The  Financial  Statements  comply  with the  requirements  of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Financial Statements fairly presents, in all material respects, the financial condition and results of operations of the pool.

March 26, 2003


                           /s/ Simcha Bluth
                           -------------------------------------------
                           Simcha Bluth, President and Chief Executive Officer


                           /s/ Randall Shell
                           ----------------------------------------
                           Randall Shell, Vice President and Chief
                           Financial Officer

                      Hanseatic Discretionary Pool, L.L.C.
                                  Balance Sheet
                  As of December 31, 2002 and December 31, 2001



                                                         31-Dec-02     31-Dec-01
                                                     -------------   -----------
ASSETS
  Current assets:
     Cash and short term marketable securities       $     196,596   $   237,750
     Deposits with clearing broker:                      2,583,431     3,909,235
     Prepaid operating fees                                 40,422             0
     Interest receivable                                       318         4,586
                                                     -------------   -----------
          Total Current Assets                           2,820,767     4,151,571
                                                     -------------   -----------
         Total Assets                                $   2,820,767   $ 4,151,571
                                                     =============   ===========
LIABILITIES

  Redemptions payable                                $     102,818   $   136,656
  Subscriptions pending                                     95,200         1,138
  Net asset fees payable                                    14,646        24,231
  Operating expenses payable                                 2,817         2,580
                                                     -------------   -----------
        Total Liabilities                                  215,481       164,605

MEMBERS' EQUITY (Units redeemable at the option of the unit holder)

Manager  (416 units at 12/31/02                      $      43,371   $    45,616
   and 416 units at 12/31/01)

Members (24,587 units at 12/31/02                    $   2,561,915   $ 3,941,350
   and 35,967 units at 12/31/01)
                                                     -------------   -----------
         Total Members' Equity                       $   2,605,286   $ 3,986,966

         Total Liabilities & Member's equity         $   2,820,767   $ 4,151,571
                                                     =============   ===========


Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                             Statement of Operations
           For the Years Ended December 31, 2002 and December 31, 2001



                                                      31-Dec-02        31-Dec-01
                                                    -----------      -----------
Revenues:
   Gross realized trading gains (losses)             $  47,128       $ (581,975)
   Change in open trade equity loss                    (50,954)        (164,504)
                                                    -----------      -----------
   Total loss from trading                              (3,826)        (746,479)

Administrative expenses:
   Net Asset fees                                      181,240          238,235
   Operating expenses                                   29,539           17,717
                                                    -----------      -----------
Total administrative expenses                          210,779          255,952
                                                    -----------      -----------
   Income (loss) from operations                      (214,605)      (1,002,431)

Other income (expense):
    Interest income                                     31,932          173,755
    Rebates and other income                                 0            1,431
    Interest expense                                         0          (69,090)
                                                    -----------      -----------
Net loss before provision for income taxes            (182,673)        (896,335)

  Provision for income taxes                                 0                0
                                                    -----------      -----------
Net loss available to members                        $(182,673)      $ (896,335)
                                                    ===========      ===========


Net loss per unit                                    $   (6.97)      $   (21.83)

Weighted average of units outstanding                   26,208           41,067




Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                             Statement of Cash Flows
           For the Years Ended December 31, 2002 and December 31, 2001




                                                        31-Dec-02     31-Dec-01
                                                       -----------    ----------
Cash flows from (for) operating activities:
         Net loss available to partners                $ (182,673)    $(896,335)

         Changes in other operating
           assets/liabilities:
           Clearing broker deposits                     1,325,804      (320,832)
           Interest receivable                              4,268         9,176
           Prepaid expenses                               (40,422)          787
           Operating expenses payable                        (237)        2,580
           Net asset fees payable                          (9,585)       18,000
           Incentive fees payable                               0       (89,537)
           Interest payable                                     0       (14,476)
                                                       -----------    ----------
       Net cash used by operating activities            1,097,629    (1,290,637)

Cash flows from (for) financing activities:
           Subscriptions received                         512,265     4,306,267
           Redemptions paid                            (1,651,048)   (3,077,280)
                                                       -----------    ----------
       Net cash provided by financing activities       (1,138,783)    1,228,987

       Net change in cash position                        (41,154)      (61,650)

Cash balance at beginning of fiscal year                  237,750       299,400
                                                       -----------    ----------
Cash balance at end of the fiscal year                 $  196,596    $  237,750
                                                       ===========    ==========

Supplemental disclosures of cash flow information:
     Interest paid during the period                   $        0    $   69,090
     Income taxes paid during the period               $        0    $        0



Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                     Statement of Changes in Members' Equity
                    From January 1, 2001 to December 31, 2002




                                        Members'        Units        Net Value
                                         Equity      Outstanding      per unit
                                      ------------   -----------     ---------

Net Asset Value at January 1, 2001    $ 3,216,468      26,620           $121

              Subscriptions             4,496,714      34,059

              Redemptions              (2,829,881)    (24,296)

              Net loss                   (896,335)
                                      ------------   -----------     ---------
Net Asset Value at December 31, 2001  $ 3,986,966      36,383           $110

              Subscriptions               418,203       3,979

              Redemptions              (1,617,210)    (15,359)

              Net loss                   (182,673)
                                      ------------   -----------     ---------
Net Asset Value at December 31, 2002  $ 2,605,286      25,003           $104
                                      ============   ===========     =========


Please see the notes to these financial statements.

Hanseatic Discretionary Pool, L.L.C.
Notes to the Financial Statements
For the Years Ended December 31, 2002 and December 31, 2001


Note 1.  Organization and Summary of Significant Accounting Policies

The Hanseatic Discretionary Pool, LLC (the Pool) is a limited liability company organized under the laws of the state of New York in September 1998. In July 2000, the state of organization of the Pool was moved to Oklahoma. The Pool is operated by Pool Management Services, Inc., a commodity pool operator (member of the National Futures Association and registered with the Commodity Futures Trading Commission). The Pool may and does use funds that are combined for the purpose of speculative trading in commodity futures and option contracts.

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

Cash & short term deposits: For the purposes of the statement of cash flows, cash includes cash deposits and short term securities with maturity dates of less than three months from the date of the financial statements..

Deposits with Clearing Broker: Includes the assets of the Company on deposit with the clearing futures commission merchant at December 31, 2002 and December 31, 2001. Cash balance reflects the amount of cash on deposit at the fiscal year end and open trade equity is the value of all open futures and options position marked to the market using the closing settlement prices of the open futures and options contracts at December 31, 2002 and December 31, 2001. Deposits with the clearing broker are used to margin open positions with the Pool's clearing broker.

Subscriptions pending: Funds received from prospective members to the Pool are accounted for as subscriptions pending until the appropriate paperwork and verification procedures have been completed. Upon completion, subscriptions pending are transferred to members' equity.

Revenue Recognition: Gross realized trading gains or losses are recognized on the trade date. Positions open at period end are marked to market using the closing settlement price at period end and are included in changes in open trade equity.

Commission expenses: Prior to April 2001, the commissions expense on each round turn trade executed was capped at $30 per round turn, inclusive of all fees charged by the Pool's clearing futures commission merchant. In the event the Pool paid a commission fee in excess of $30 per round turn, the excess was reimbursed to the Pool by the Pool's manager.

In April 2001 (See Note 7), the fee structure of the Pool was amended so that Pool was charged an annual fixed commission rate of 5.8% of the Pool's net asset value, paid monthly at a rate of .41667%. The 5.8% annual fixed commission rate included a trailer commission of approximately 4.0% annually (pad monthly at a rate of .33333%) of the Pool's net asset value.

Net Asset Fees: The Pool's manager charges a monthly net asset fee of .1667% of the Pool's net asset value. Upon collecting the net asset fee, the Pool's Manager in turn pays the entirety of the net asset fee to Hanseatic Group, the Pool's Trading Advisor.

Incentive fees: The Pool's manager charges an incentive fee of 10% on the new net trading profits of the Pool, calculated on a quarterly basis. Additionally, the Pool's Commodity Trading Advisor charges an incentive fee of 10% on the new net trading profits of the Pool, calculated on a quarterly basis.

Currency conversion: The Pool applies Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Accordingly, the gains and losses on speculative trading transacted in a foreign currency are included in the statement of operations in total revenues or losses from trading. Gains or losses from currency conversion arise when gains or losses from trading transacted in a foreign currency are converted to U.S. dollars. These gains or losses are determined by the difference between the foreign currency rate in effect at the opening of the speculative transaction in a foreign currency and the repatriation of funds to U.S. dollars.

Income Taxes- The Pool has elected to be taxed as a partnership under the Internal Revenue Service Code. Accordingly, the individual members of the Pool report the Pool's taxable income.

Recent accounting pronouncements- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities"(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146 companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

In  October  2002,  the FASB  issued  SFAS No.  147,  "Acquisitions  of  Certain
Financial Institutions"(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"(SFAS 148). The statement provides alternative methods of transition for a change to a fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123. Management has concluded that the adoption of SFAS 148 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

Note 2. Fair Values of Financial Instruments

The carrying amounts of broker deposits, interest receivable, redemptions payable and pending subscriptions, and net asset fees and operating expenses payable reported in the balance sheet are estimated by management to approximate fair value.

Note 3. Allocation of Net Income

The net income or loss of the Pool is allocated to the participants on a pro-rata monthly basis based upon each partner's weighted percentage ownership during the month.

Note 4. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Pool engages in speculative trading in exchange traded futures and options contracts that involve varying degrees of market and credit risk that exposes the Pool to risk of loss that may be in excess of the amounts presented in the balance sheet. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the futures and options contracts. All contract positions are stated at fair value and those values are reflected in total revenue from trading in the statement of operations.

As of December 31, 2002, the fair value of the open contracts of the Pool is a deficit of $2,297 and a credit of $48,687 at December 31, 2001. The margin required to be deposited at the clearing broker to margin the Pool's open positions was $73,725 and $568,000 at December 31, 2002 and December 31, 2001, respectively.

The value of Pool's assets may have changed significantly by the date of this report due to changes in market prices for the contracts open at December 31, 2002.

The Pool is exposed to credit risk in the event of nonperformance by counter parties to financial instruments. The credit risk from counter party nonperformance associated with these financial instruments is the net unrealized gain, if any included in the statement of operations. The Pool seeks to mitigate credit risk by conducting transactions in designated exchange traded futures and options contracts. The Pool does not participate in "over the counter" trading in futures and option contracts. As opposed to "over the counter" trading, the counter party to all contracts is the clearing exchange and performance is guaranteed by the full membership of the exchange.

The Pool seeks to control market risk by monitoring all open positions for adverse changes in market price on a real time basis. The Pool places protective stop orders and, in some cases, defensive hedge positions in order to protect Pool assets.

Note 5. Other Concentrations of Credit Risk

The Pool has a substantial portion of its assets on deposit with the clearing futures commission merchant. The Pool's assets are commingled with the assets of other unrelated entities with similar deposits at the clearing futures commission merchant. In the event of the insolvency of the clearing futures commission merchant, recovery of the Pool's assets may be limited to a pro rata share of available funds on deposit with the clearing futures commission merchant.

Note 6. Related Party Transactions

The Pool's manager receives a net asset fee, which it pays, in its entirety, to the Pool's Commodity Trading Advisor. The Pool's manager also receives a quarterly incentive fee. During fiscal years 2002 and 2001, the manager received total net asset fees and incentive fees of $161,955 and $243,860, respectively.

During fiscal years 2002 and 2001, the Pool's manager received a portion of the commissions paid to the clearing broker, based upon the amount of trades transacted by the Pool of $0 and $15,093, respectively.

Note 7. Change in Pool's Fee Structure

In March 2001, the compensation structure of the Pool was amended. Under the terms of the new compensation structure, the Pool's manager no longer receives a portion of the commission charged to the Pool by the clearing futures commission merchant on trades transacted. Instead the Pools manager receives a trailer commission that is part of the 5.8% annual fixed commission fee paid by the pool. The Pool's manager receives the trailer commission in addition to the net asset fee and incentive fees described in Note 1.

The amount of the trailer commission paid to the Pool's manager is approximately 4% per annum. The trailer commission is equal to: the 5.8% fixed commission fee (payable monthly), less the commissions and other per trade fees charged by the Pool's clearing futures commission merchant. The trailer commission is then reduced by: 1) commissions and/or trailer commissions paid to selling agents, and 2) Any of the Pool's operating expenses that exceed 1% of the annual average net asset value of the Pool.

Additionally, after March 2001, interest income earned on Pool assets would no longer be paid to the Pool manager, but would instead accrue to the Pool.

Note 8. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units during the fiscal years 2002 and 2001. The following table is a detail of membership units and the average weighted membership units outstanding for fiscal years ended December 31, 2002 and December 31, 2001.

                                              2002              2001
                                              ----              ----

Outstanding at December 31st                25,003            36,383

Weighted Average outstanding                26,208            41,067


Note 9. Redemptions

Members may redeem any part or all of their units in the pool upon written notice on or before the close of business of the last business day of any calendar month. The redemption amount will be based upon the net asset value of the units of membership interest as calculated at the end of the month in which the redemption request is received. Redemptions may not be granted in the event the Pool does not have enough liquid assets to pay the redemption. Units that are redeemed within the first six months of subscription are charged a 4% early withdrawal fee. Units that are redeemed between the 6th month and the 12th month following subscription are charged a 3% early withdrawal fee.

Note 10. Net Asset Value per Unit

Net Asset Value per unit is calculated by dividing the Net Asset Value of the Pool at the end of the reporting period by the number of pool units outstanding at the end of the reporting period.

The Net Asset Value of the pool is equal to: Existing pool cash funds, plus any new additions of cash funds, plus or minus profits or losses from closed trades, plus or minus profits or losses from trades currently open, less commission fees (inclusive of all transaction fees), plus or minus any gains or losses in the conversion of foreign currency, less net asset fees, less operating expenses, plus interest income.

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

                                   SIGNATURES

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on March 24, 2003.
                                    HANSEATIC DISCRETIONARY POOL, L.L.C.

                                    By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                    By:  /s/ Randall L. Shell
                                         ---------------------------
                                         Vice President

Signature                 Capacity                             Date
----------                ---------                            ----

/s/ Simcha Bluth          President, Director              March 26, 2002
----------------------    of the Managing Member
Simcha Bluth

/s/ Randall L. Shell      Chief Operating Officer,         March 26. 2002
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member