Form 10QSB
period 2003-03-31
HANSEATIC DISCRETIONARY POOL LLC
filed 2003-04-30
CIK 1077524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                 --------------

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

                            Total number of Pages:14

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following unaudited financial statements of Hanseatic Discretionary Pool, L.L.C. are included in Item 1:

        Balance Sheet as of March 30, 2003 and March 31, 2002 (Unaudited)

        Statements of  Operations  for the Three Months Ended March 31, 2003 and
                 March 31, 2002 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
                 March 31, 2003 and March 31, 2002 (Unaudited)

        Statements of Changes in Members' Equity for the Three Months Ended
                 March 31, 2003 and March 31, 2002 (Unaudited)

                      Hanseatic Discretionary Pool, L.L.C.
                            Balance Sheet (Unaudited)
                     As of March 31, 2003 and March 31, 2002


                                                       31-Mar-03      31-Mar-02
                                                       ---------      ---------
Assets:

Cash and short term marketable securities            $    99,852     $   96,233
Deposits with clearing broker
         Cash Balance                                  2,213,878      2,821,945
         Open Trade Equity                                 5,328         25,943
Interest Receivable                                          867          2,205
Prepaid Expenses                                          41,227          3,000
                                                      ----------     ----------
Total Assets                                          $2,361,152     $2,949,326

Liabilities:

Redemptions Payable                                   $   57,500     $   63,485
Subscriptions Pending                                          0              0
Net asset fees payable                                     3,934          4,912
Operating Expenses payable                                   724            799
CPO trailer commissions payable                           10,036         11,814
Incentive Fees Payable                                         0              0
                                                      ----------     ----------
Total Liabilities                                     $   72,194     $   81,010

Member's Equity (Units redeemable at the option of the unit holder)

Manager (416 units at 3/31/03 and 416 units at
  3/31/02)                                            $   41,586     $   44,596
Members (22,912 units at 3/31/03 and 26,773 units
  at 3/31/02)                                          2,247,372      2,823,721
                                                      ----------     ----------

Total member's equity                                 $2,288,958     $2,868,317

Total liabilities & member's equity                   $2,361,152     $2,949,326
                                                      ==========     ==========



Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Operations (Unaudited)
            For the Quarters Ended March 31, 2003 and March 31, 2002


                                                       31-Mar-03     31-Mar-02
                                                       ----------     ----------

Revenues:
Gross realizes trading gains (losses)                 $ ( 61,006)     $(  6,076)
Change in open trade equity gain (loss)                    7,625       ( 22,714)
                                                      -----------     ----------
Total gain (loss) from trading                          ( 53,381)      ( 28,790)

Less cost of revenues:
Incentive fees                                        $      -0-      $     -0-
FCM & CPO Trail Commission expense                        36,769         48,014
                                                      -----------     ----------
Gross margin (deficit) on trading activities            ( 90,150)      ( 76,804)

Administration expenses:

Net asset fees                                            12,679         16,498
Operating expenses                                         2,785          4,782
                                                      -----------     ----------
Total administrative expenses                             15,464         21,280

Income (loss) from operations                          ( 105,614)      ( 98,084)

Other income (expense):

Interest income                                            3,352          8,934
Currency conversion                                       (3,353)        (4,482)

Legal/Accounting Expense                                  (4,596)        (1,846)
                                                      -----------     ----------
Net income/loss before provision for income taxes      ( 110,211)     (  95,478)

Provision for income taxes                                   -0-            -0-
                                                      -----------     ----------

Net income (loss) available to members                $( 110,211)     $( 95,478)
                                                      ===========     ==========

Net income (loss) per unit                            $ (   4.81)     $ (  3.57)

Weighted average of units outstanding                     24,059         27,121



Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Cash Flows (Unaudited)
            For the Quarters Ended March 31, 2003 and March 31, 2002

                                                     31-Mar-03     31-Mar-02
                                                    ------------   -----------
   Cash flows from (for) operating activities:

     Net income (loss) available to members           $(  110,211) $(   95,478)

     Changes in other operating assets
       and liabilities:

     Clearing Broker Deposits                          (  304,956)  (1,031,790)
     Interest Receivable                                      967        2,205

     Trail Commissions Payable                         (   10,036)  (   11,814)
     Operating Expense Payable                         (      724)  (      799)
     Net Asset Fees Payable                            (    3,934)  (    4,912)
     Incentive Fees Payable                                     0       89,537)
                                                      -----------   ----------
   Net cash used by operating activities               (  428,894)  (1,232,125)
   Cash flows from (for) financing activities:

     Subscriptions                                         95,200       79,138
     Subscriptions Pending                                      0            0
     Redemptions                                       (  302,756)  (1,012,320)
                                                     ------------  -----------

   Net cash provided (used) by financing activities    (  207,556)  (  931,182)
                                                     ------------  -----------

   Net change in cash position                         (  137,683)  (  147,998)
   Cash balance at beginning of the period                196,596      147,055
                                                     ------------  -----------

   Cash balance at end of the period                       99,852       96,233
                                                     ============  ===========

   Supplemental disclosures of cash flow information:
     Income taxes paid during the period              $         0   $        0


Please see the notes to these financial statements

                      Hanseatic Discretionary Pool, L.L.C.
               Statement of Changes in Members' Equity (Unaudited)
                      From January 1, 2003 to March 31,2003

                                           Members'      Units       Net Asset
                                            Equity     Outstanding    per unit
                                         -----------   -----------    --------
Net asset value at December 31,2003       $2,606,725        25,003     $104.26

   Subscriptions                              95,200           913

   Redemptions                            (  302,756)     (  3,004)

   Net income                             (  110,211)
                                         -----------   -----------    --------

Net asset value at March 31,2003          $2,288,958        22,912     $ 99.90
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

In April 2001, the fee structure of the Fund was amended so that Fund was charged an annual fixed commission rate of 5.8% of the Fund's net asset value, paid monthly at a rate of 0.41667%. The 5.8% annual fixed commission rate included a trail commission of approximately 4.0% annually (paid monthly at a rate of .33333%) of the Fund's net asset value.

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

Currency conversion: The Fund applies Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Accordingly, the gains and losses on speculative trading transacted in a foreign currency are included in the statement of operations in total revenues or losses from trading. Gains or losses from currency conversion arise when gains or losses from trading transacted in a foreign currency are converted to U.S. dollars. These gains or losses are determined by the difference between the foreign currency rate in effectat the opening of the speculative transaction in a foreign currency and the repatriation of funds to U.S. dollars.

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

The value of Fund's assets may have changed significantly by the date of this report due to changes in market prices for the contracts open at March 31, 2003.

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

Note 7. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units at March 31, 2003.

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

Results of Operations

For the three months January 1, 2003 to March 31, 2003

Trading Revenues Realized By The Fund: During the first second quarter of 2003, the Fund's gross trading revenues were a loss of $110,211 compared to a loss of $ 95,478 for the first quarter of 2002. The losses in both quarters came as a result of more difficult market conditions during the time periods.
         At times, market conditions are more favorable for Hanseatic's trading models than at other times. When market conditions are more favorable, more profitable results are achieved. During both the first quarter of 2003 and the first quarter of 2002, market conditions were less favorable (as they relate to Hanseatic's trading models). Thus the Fund realized trading losses.
         The primary factor that influences the profitability of Hanseatic's trading models is the degree of choppiness, volatility and continuity in the way the markets trade. When markets are less choppy and volatile and price movement is more continuous, Hanseatic's trading models typically perform more profitably. Conversely, more choppiness and volatility and less continuous market activity is less favorable for the profitability of Hanseatic's trading models.


Net Asset Fees Paid By The Fund: During the first quarters of both 2003 and 2002, the Fund's Commodity Trading Advisor charged a monthly net asset fee of ..16667% of the Fund's net asset value for the administration of trading for the Fund.

During the first quarter of 2003, these fees totaled $12,679. During the first quarter of 2002, these fees totaled $16,498.

         The reason for the decrease in the net asset fees during from the first quarter of 2002 to the first quarter of 2003 was the decrease in the net asset value of the fund that occurred in the year separating the two periods. In general, the lower the total net asset value of the fund, the lower the net asset fees will be.

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

Commencing in April, 2001, interest income earned on Fund assets have inured to the benefit of the Fund. Interest income for the second quarter of 2002 totaled $6,469. Interest income for the first quarter of 2003 totaled 3,352 as compared to interest income of $8,934 during the first quarter of 2002.

There was a decrease in the amount of interest income earned from the first quarter of 2002 to the first quarter of 2003. The decrease is attributed to: 1) the decrease in the Fund's net asset value that occurred in the year separating the two periods. In general, the lower the Fund's net asset value, the fewer assets that were available to earn interest., and 2) A significant decrease in interest rates.

Overall Performance Results: Income from operations in the first quarter of 2003, after deducting net asset fees, commissions, and incentive fees was a loss of $110,211. That compares with a loss of $95,478 for the first quarter of 2002.

The Net Loss available to members from operations for the first quarter of 2003was a loss of $110,211. That compares to a net loss from operations of $95,478 for the first quarter of 2002.

After adding gains recognized on converting funds used to margin contracts traded in foreign currency back to U.S. base currency and legal/accounting fees, the Fund experienced net loss in first quarter of 2003 of $110,211 as compared to a net loss of $95,478 for the first quarter of 2002.

On a per unit basis, the Fund lost $4.81 per unit in the first quarter of 2003 (with 22,912.1531085324 units outstanding at March 31, 2003) as compared to a loss of 3.57 per unit in first quarter of 2002 (with 26,773.290164111 units outstanding at March 31, 2002).

Overall, the loss from operations experienced in both the first quarter of 2003 and the first quarter of 2002 is largely attributable to the trading losses realized by the Fund during these periods.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2003 total member equity was $2,361,152 compared to $2,949,326 at March 31, 2002, a decrease of 19.94%. The decrease in total member equity can be attributed to two factors:

1. The net of amount of redemptions exceeded the amount of subscriptions during the year between the two quarters. As of March 31, 2002, the Fund had 26,773.290164111 units outstanding. As of March 31, 2003, the number of units outstanding had dropped to 22,912.1531085324. The drop in outstanding units was entirely the result of a significant increase in the amount of member redemptions. While there were some new member subscriptions during the 12 month period (a total of 4,146.36737460038 new units were purchased for a total of $434,265 in new subscription revenue), the total redemptions for the 12 month period (a total of 6,932.919825595090 were redeemed for a total net redemption outflow of $817,657 greatly exceeded the new subscriptions.

         The situation encountered by the Fund during the 12 month period, namely an increase in redemptions as compared to subscriptions, can occur in any commodity pool when the fund encounters a period of negative performance. Such was the case during the 12 month period when our fund encountered a period of negative performance. Although every effort is made to educate members regarding the long-term nature of an investment in the Fund, it is not unusual for members to become anxious during periods of negative performance. This anxiety often leads to member redemptions, as it did during the time between March 31, 2002 and March 31, 2003.

2. The fund sustained losses from trading and operations during the year between the two quarters. From April 1, 2001 to March 31, 2003, the Fund experienced total losses from trading and operations of $195,169. This loss, combined with the net redemptions during the period, accounted for the reduction in the Fund's net asset value.

The cash balance at March 31, 2003 was $99,852, compared with $96,233 at March 31, 2002. The Fund withdrew approximately $304,956 from the clearing FCM during the first quarter of 2003.

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

* Heretofore filed as an exhibit to the registration statement on Form SB-2, filed by the Fund (Commission File No. 33-64718) and incorporated by this reference.

Upon request, the Fund will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.


                                 CERTIFICATIONS

The undersigned, severally, certify that:

1.       We  have reviewed this quarterly  report on Form 10-QSB for the quarter
         ended   March  31,  2003  of  the  Hanseatic  Discretionary  Pool,  LLC
         ("registrant");

2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on our knowledge, the unaudited financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date:    April 30, 2003


                           /s/ Simcha Bluth
                           ---------------------------------------------------
                           Simcha Bluth, President and Chief Executive Officer


                           /s/ Randall Shell
                           ---------------------------------------------------
                           Randall Shell, Vice President and Chief
                           Financial Officer

In connection with the pool's unaudited financial statements for the quarters ended March 31, 2003 and March 31, 2002 contained in this Quarterly Report (the "Financial Statements"), the undersigned Simcha Bluth and Randall Shell, Chief Executive Officer and Chief Financial Officer, respectively, of Pool Management Services, Inc., Commodity Pool Operator and Manager of Hanseatic Discretionary Pool, LLC, certify pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their respective knowledge:

               (1)  The Financial  Statements  comply with the  requirements  of
                    Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

               (2) The information contained in the Financial Statements fairly presents, in all material respects, the financial condition and results of operations of the pool.

April 30, 2003



                           /s/ Simcha Bluth
                           ---------------------------------------------------
                           Simcha Bluth, President and Chief Executive Officer


                           /s/ Randall Shell
                           ---------------------------------------------------
                           Randall Shell, Vice President and Chief
                           Financial Officer
                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on April 30, 2003.

                                    HANSEATIC DISCRETIONARY POOL, L.L.C.

                                    By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                    By:  /s/ Randall L. Shell
                                         ---------------------------
                                         Vice President


Signature                 Capacity                             Date
----------                ---------                            ----


/s/ Simcha Bluth          President, Director              April 30, 2003
----------------------    of the Managing Member
Simcha Bluth


/s/ Randall L. Shell      Chief Operating Officer,         April 30, 2003
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member