Form 10QSB
period 2003-06-30
HANSEATIC DISCRETIONARY POOL LLC
filed 2003-08-04
CIK 1077524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                 --------------

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

        Balance Sheet as of June 30, 2003 (Unaudited)

        Statements of Operations for the Three-Month and Six-Month Periods Ended
                 June 30, 2003 and June 30, 2002 (Unaudited)

        Statements of Cash Flows for the Six-Month Periods Ended June 30, 2003 and June 30, 2002 (Unaudited)

        Statements of Changes in  Members'  Equity  for the  Six-Months  Periods
            Ended June 30, 2003 and June 30, 2002 (Unaudited)

                      Hanseatic Discretionary Pool, L.L.C.
                            Balance Sheet (Unaudited)
                               As of June 30, 2003

                                                                   30-Jun-03
                                                                 -------------
ASSETS

   Cash and short term marketable securities                       $   99,346
   Deposits with clearing broker:                                   2,035,940
   Prepaid expenses                                                    39,927
   Interest receivable                                                    645
                                                                 -------------

         Total assets                                             $ 2,175,858
                                                                 =============


LIABILITIES

  Redemption's payable                                            $   101,246
  Subscriptions pending                                                     0
  Net asset fees payable                                               13,353
  Operating expenses payable                                              729
                                                                --------------
         Total liabilities                                            115,328


MEMBERS' EQUITY (Units redeemable at the option of the unit holder)

Manager  (416 units at 6/30/03)                                        41,600
Members (20,140 units at 6/30/03                                    2,018,930
                                                                --------------
         Total members' equity                                      2,060,530
                                                                --------------

         Total liabilities & member's equity                      $ 2,175,858
                                                                 =============



Please see the notes to these unaudited financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Operations (Unaudited)
              For the Periods Ended June 30, 2003 and June 30, 2002



                                            Six        Six       Three      Three
                                          Months      Months     Months     Months
                                         30-Jun-03   30-Jun-02  30-Jun-03  30-Jun-02
                                         =========   =========  =========  =========
Revenues:
   Gross realized trading
      gains (losses)                     ($34,817)   ($46,848)   $26,189   ($40,772)
   Change in open trade equity
      gain (loss)                          12,542      (1,688)     4,917     21,026
                                        ----------  ----------  ---------  ---------
   Total revenues (loss) from trading     (22,275)    (48,536)    31,106    (19,746)

Less cost of revenues:
   Incentive fees                               0           0          0          0
   Commission expenses                    (68,985)    (86,293)   (32,216)   (38,279)
                                        ----------  ----------  ---------  ---------
Gross margin (deficit) on trading         (91,260)   (134,829)    (1,110)   (58,025)
   activities

Administration expenses:
   Net asset fees                          23,733      29,698     11,054     13,200
   Operating expenses                      12,511      14,897      5,130      8,269
                                        ----------  ----------  ---------  ---------
Total administrative expenses              36,244      44,595     16,184     21,469
                                        ----------  ----------  ---------  ---------
   Income (loss) from operations         (127,504)   (179,424)   (17,294)   (79,494)

Other income (expense):
    Interest income                         5,480      15,403      2,128      6,469
    Other                                  (2,804)     (3,114)       549      1,368
    Interest expense                            0           0          0          0
                                        ----------  ----------  ---------  ---------
Net income (loss) before provision       (124,828)   (167,135)   (14,617)   (71,657)
    for income taxes

    Provision for income taxes                  0           0          0          0
                                        ----------  ----------  ---------  ---------
Net income (loss) available to members  ($124,828)  ($167,135)  ($14,617)  ($71,657)
                                        ==========  ==========  =========  =========

Net income (loss) per unit                 ($5.37)     ($6.20)    ($0.60)    ($2.83)

Weighted average of units outstanding      23,231      26,959     24,349     25,308



Please see the notes to these unaudited financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                       Statement of Cash Flows (Unaudited)
         For the Six Month Periods Ended June 30, 2003 and June 30, 2002



                                                       30-Jun-03     30-Jun-02
                                                      -----------   -----------
Cash flows from (for) operating activities:

  Net income (loss) available to members               ($124,828)    ($167,135)
                                                      -----------   -----------
    Changes in other operating assets and liabilities:
      Clearing broker deposits                           547,491     1,496,880
      Interest receivable                                   (327)        2,722
      Commissions receivable                                 495       (15,579)
      Trailer commissions payable                              0        (7,239)
      Operating expenses payable                          (2,088)       (1,793)
      Net asset fees payable                              (1,293)       (2,697)
                                                      -----------   -----------
  Net cash provided (used) by operating activities       419,450     1,305,159

Cash flows from (for) financing activities:

      Subscriptions                                      100,200        79,138
      Subscriptions pending                              (95,200)       (1,138)
      Redemption's                                      (521,700)   (1,520,842)
                                                      -----------   -----------
  Net cash provided (used) by financing activities      (516,700)   (1,442,842)
                                                      -----------   -----------

Net change in cash position                              (97,250)     (137,683)
Cash balance at beginning of fiscal year                 196,596       237,750
                                                      -----------   -----------

Cash balance at end of the period                       $ 99,346     $ 100,067
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
     Interest paid during the period                    $      0     $       0
     Income taxes paid during the period                $      0     $       0


Please see the notes to these unaudited financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
               Statement of Changes in Members' Equity (Unaudited)
              For the Periods Ended June 30, 2003 and June 30, 2002




                                           Members'      Units       Net Asset
                                            Equity     Outstanding    per unit
                                         -----------   -----------    --------
Net Asset Value at January 1, 2002       $3,986,966        36,383      $   110

                 Subscriptions               79,138           742

                 Redemption's            (1,389,186)     ( 13,218)

                 Net income (loss)         (167,135)
                                         -----------   -----------    --------
Net Asset Value at June 30, 2002         $2,509,783        23,907      $   105
                                         ===========   ===========    ========



                                           Members'      Units       Net Asset
                                            Equity     Outstanding    per unit
                                         -----------   -----------    --------
Net Asset Value at January 1, 2003       $2,605,286        25,003      $   104

                 Subscriptions              100,200           964

                 Redemptions               (520,128)       (5,411)

                 Net income (loss)         (124,828)
                                         -----------   -----------    --------
Net Asset Value at June 30, 2003         $2,060,530        20,556      $   100
                                         ===========   ===========    ========






Please see the notes to these unaudited financial statements.

Hanseatic Discretionary Pool, L.L.C.
Notes to the Financial Statements
For the Periods Ended June 30, 2003 and June 30, 2002


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

Deposits with Clearing Broker: Includes the assets of the Pool on deposit with the clearing futures commission merchant used to margin open positions. Cash balance reflects the amount of cash on deposit and the value of all open futures and options position marked to the market using the closing settlement prices of the open futures and options contracts at June 30, 2003 and June 30, 2002.

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

Commission expenses: The Pool is charged an annual fixed commission rate of 5.8% of the Pool's net asset value, paid monthly at a rate of .41667%. The 5.8% annual fixed commission rate included a trailer commission of approximately 4.0% annually (pad monthly at a rate of .33333%) of the Pool's net asset value.

Net Asset Fees: The Pool's manager charges a monthly net asset fee of .1667% of the Pool's net asset value. Upon collecting the net asset fee, the Pool's Manager pays the entirety of the net asset fee to Hanseatic Group, the Pool's Certified Trading Advisor.

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

Note 4. Other Concentrations of Credit Risk

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

Note 5. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the period. There are no other financial instruments outstanding that are convertible into units during the periods presented. The following table is a detail of membership units and the average weighted membership units outstanding for the six and three months ended June 30, 2003 and June 30, 2002


                                                  Six Months        Six Months
                                                  30-Jun-03         30-Jun-02
                                                  ==========        ==========

Units outstanding                                   20,556           23,907

Weighted average of units outstanding               23,231           26,959


                                                  Three Months     Three Months
                                                   30-Jun-03         30-Jun-02
                                                  ============      ============

Units outstanding                                   20,556           23,907

Weighted average of units outstanding               24,349           25,308


Note 6. Redemptions

Members may redeem any part or all of their units in the pool upon written notice on or before the close of business of the last business day of any calendar month. The redemption amount will be based upon the net asset value of the units of membership interest as calculated at the end of the month in which the redemption request is received. Redemptions may not be granted in the event the Pool does not have enough the liquid assets to pay the requested redemption.

Units that are redeemed within the first six months of subscription are charged a 4% early withdrawal fee. Units that are redeemed between the 6th month and the 12th month following subscription are charged a 3% early withdrawal fee.


Note 7. Net Asset Value per Unit

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

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report contains forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Fund's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

     *    Unexpected global economic changes.

     * The imposition of new restrictions or regulations by contract markets or government agencies that affect the Fund's trading activities.

To the extent possible, the following discussion will highlight the trading activities of the Fund. The amounts discussed have been rounded to the nearest thousandth.

Results of Operations

For the six-month period ended June 30, 2003

Trading Revenues Realized By The Fund: During the six-month period of 2003, the Fund's gross trading revenues were a loss $91,260 compared to a loss of $ 134,829 for the same period of 2002.

In the first six-month period of 2002, more difficult market conditions prevailed. That was the primary reason for the greater loss in trading revenues for that timeframe. The reduction in the amount of losses in the first six-month period of 2003 came largely from improved market conditions during that time.

At times, market conditions are more favorable for Hanseatic's trading models than at other times. When market conditions are more favorable, more profitable results are usually achieved. The primary factor that influences the profitability of Hanseatic's trading models is the degree of choppiness, volatility and continuity in the way the markets trade. When markets are less choppy and volatile and price movement is more continuous, Hanseatic's trading models typically perform more profitably. Conversely, more choppiness and volatility and less continuous market activity is less favorable for the profitability of Hanseatic's trading models.

Net Asset Fees Paid By The Fund: During the first six-month periods of both 2003 and 2002, the Fund's Commodity Trading Advisor charged a monthly net asset fee of .16667% of the Fund's net asset value for the administration of trading for the Fund.

During the first six-month period of 2003, net asset fees totaled $23,733. During the first six-month period of 2002, these fees totaled $29,698.

The reason for the decrease in the net asset fees from the first six-month period of 2002 to the first six-month period of 2003 was the decrease in the net asset value of the fund that occurred in the year separating the two periods. In general, the lower the total net asset value of the fund, the lower the net asset fees will be.

Interest Income Earned By The Fund: From the inception of the Fund until June 30, 2001, the Fund's manager was paid all of the interest income earned on Fund assets. The manager received this fee as compensation for its administration of the Fund's affairs and as reimbursement for the manager's payment of all Fund operating expenses (such as rent, phones, postage, legal and professional fees, etc).

Commencing in April, 2001, interest income earned on Fund assets have inured to the benefit of the Fund. Interest income for the first six-month period of 2003 totaled $5,480 as compared to interest income of $15,403 during the first six-month period of 2002.

The decrease in the amount of interest income earned from the first six-month period of 2002 to the first six-month period of 2003 is attributed to: 1) a decrease in the Fund's net asset value that occurred in the year separating the two periods. In general, the lower the Fund's net asset value, the fewer assets that were available to earn interest., and 2) A significant decrease in interest rates being paid on fund assets.

Overall Performance Results: Income from operations in the first six-month period of 2003, after deducting net asset fees, commissions, and incentive fees was a loss of $127,504. That compares with a loss of $179,424 for the first six-month period of 2002.

After adding gains recognized on converting funds used to margin contracts traded in foreign currency back to U.S. base currency and legal/accounting fees, the Fund experienced net loss in first six-month period of 2003 of $124,828 as compared to a net loss of $167,135 for the first six-month period of 2002.

The Net Loss available to members from operations for the first six-month period of 2003 was a loss of $124,828. That compares to a net loss from operations of $167,135 for the first six-month period of 2002.

On a per unit basis, the Fund lost $5.37 per unit in the first six-month period of 2003 (with 20,754.23769640250 units outstanding at June 30, 2003) as compared to a loss of $6.20 per unit in the first six-month period of 2002 (with 23,906.51092006 units outstanding at June 30, 2002).

The losses from operations experienced in both the first six-month period of 2003 and in the first six-month period of 2003 are largely attributable to losses from trading activity.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2003 total member equity was $2,060,530 compared to $2,605,286 at June 30, 2002, a decrease of 20.91%. The decrease in total member equity can be attributed to two factors:

          1. The net of amount of redemptions exceeded the amount of subscriptions during the year between the two periods. As of June 30, 2002, the Fund had 23,906.51092006 units outstanding. As of June 30, 2003, the number of units outstanding had dropped to 20,754.23769640250. The drop in outstanding units was largely the result of an increase in the amount of member redemptions. While there were some new member subscriptions during the 12 month period (a total of 4,196.9221751119 new units were purchased for a total of $434,265 in new subscription revenue), the total redemptions for the 12 month period (a total of (6,472.08684462464)were redeemed for a total net redemption outflow of $749,590 greatly exceeded the new subscriptions.

               The situation encountered by the Fund during the 12 month period, namely an increase in redemptions as compared to subscriptions, can occur in any commodity pool when the fund encounters a period of negative or flat performance. Such was the case during the 12 month period when our fund encountered a period of flat/negative performance. Although every effort is made to educate members regarding the long-term nature of an investment in the Fund, it is not unusual for members to become anxious during periods of negative performance. This anxiety often leads to member redemptions, as it did during the time between June 30, 2002 and June 30, 2003.

          2. The fund sustained losses from trading and operations during the year between the two quarters. From July 1, 2002 to June 30, 2003, the Fund experienced total losses from trading and operations of $138,928. This loss, combined with the net redemptions during the period, accounted for the reduction in the Fund's net asset value.

The cash balance at June 30, 2003 was $99,346, compared with $196,596 at June 30, 2002. The Fund withdrew approximately $519,369 from the clearing FCM during the first six-month period of 2003.

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


                                 CERTIFICATIONS

The undersigned, severally, certify that:

1.       We have reviewed this  quarterly  report on Form 10-QSB for the quarter
         ended  June  30,  2003  of  the  Hanseatic   Discretionary   Pool,  LLC
         ("registrant");

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

Date:    August 4, 2003


                           /s/ Simcha Bluth
                           -------------------------------
                           Simcha Bluth, President and Chief Executive Officer


                           /s/ Randall Shell
                           ----------------------------------
                           Randall Shell, Vice President and Chief
                           Financial Officer

In connection with the pool's unaudited financial statements for the quarters and six-month periods ended June 30, 2003 and June 30, 2002 contained in this Quarterly Report (the "Financial Statements"), the undersigned Simcha Bluth and Randall Shell, Chief Executive Officer and Chief Financial Officer, respectively, of Pool Management Services, Inc., Commodity Pool Operator and Manager of Hanseatic Discretionary Pool, LLC, certify pursuant to 18 U.S.C.
Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their respective knowledge:

         (1)      The  Financial  Statements  comply  with the  requirements  of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Financial Statements fairly presents, in all material respects, the financial condition and results of operations of the pool.

August 4, 2003


                           /s/ Simcha Bluth
                           -------------------------------
                           Simcha Bluth, President and Chief Executive Officer


                           /s/ Randall Shell
                           ----------------------------------
                           Randall Shell, Vice President and Chief
                           Financial Officer

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on August 4, 2003.

                                    HANSEATIC DISCRETIONARY POOL, L.L.C.

                               By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                               By:  /s/ Randall Shell
                                    ---------------------------
                                    Randall Shell, Vice President
                                    and Chief Financial Officer




Signature                 Capacity                             Date
----------                ---------                            ----


/s/ Simcha Bluth          President, Director              August 4, 2003
----------------------    of the Managing Member
Simcha Bluth


/s/ Randall L. Shell      Chief Operating Officer,         August 4, 2003
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member