Form 10KSB
period 2003-12-31
MORIAH FUTURES FUND LLC
filed 2004-03-31
CIK 1077524

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                                December 31, 2003

                        Commission File Number 333-64718

                            MORIAH FUTURES FUND, L.L.C.

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this form 10-KSB X

         State  issuer's  revenues for the most recent  fiscal year:  $(199,144)
                                                                      ----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). N/A

         Portions of the Prospectus dated August 29, 2003, or "Prospectus", are incorporated by reference in Parts I and III

         Transitional Small Business Disclosure Format (check one):  Yes   No  X
                                                                        ---  ---

PART I

---------

ITEM 1.        BUSINESS

Moriah Futures Fund, L.L.C., formerly known as the Hanseatic Discretionary Pool, L.L.C., or the "Fund", is a limited liability company which was organized in 1998 and is engaged in speculative trading of commodity futures contracts, forward contracts, commodity options and other interests in commodities.

The Fund was originally organized as the Hanseatic Discretionary Pool, L.L.C. under the laws of the state of New York in September 1998. In July 2000, the state of organization of the pool was moved to Oklahoma. In January 2004, the company changed its name to Moriah Futures Fund, L.L.C. The fund is a registered commodity pool, operated by Pool Management Services, Inc., a commodity pool operator and a member of the National Futures Association and registered with the Commodity Futures Trading Commission.

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

From January 1. 2002 through December 31, 2003, units aggregating $548,403.18 have been sold.

Pool Management Services, Inc. ("PMSI") controls all aspects of the business and administration of the Fund in its role as managing member. From the inception of the Fund until December 26, 2003, the Fund employed Hanseatic Corporation as its commodity Trading Advisor, or CTA, to select trades for the Fund. The Fund terminated its Advisory Agreement with Hanseatic Corporation on December 26, 2003 and, on January 1, 2004, the Fund entered into an Advisory Agreement with Commodity Pool Services, Inc., d.b.a. Jalex Trading. ("CPSI" or "Jalex Trading"). Jalex Trading is an affiliate of PMSI. The owners and principals of PMSI are the same as the owners and principals of Commodity Pool Services, Inc.

REGULATION

Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the 'CFTC"). The National Futures Association ("NFA'), a
registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity Fund operators," "futures commission merchants,"

"introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity Fund operators," such as and commodity brokers or "futures commission merchants" such as the Fund's commodity broker to be registered and to comply with various reporting and record-keeping requirements. Pool Management Services, Inc., or "PMSI" and the Fund's commodity broker are members of the NFA. The CFTC may suspend a commodity Fund operator's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event PMSI's registration as a commodity Fund operator were terminated or suspended, PMSI would be unable to continue to manage the business of the Fund. Should PMSI's registration be suspended, termination of the Fund might result.

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

The Fund engages in financial instrument trading in several financial instrument contracts on domestic markets. All of the Fund's assets are currently allocated to the Jalex Trading Futures Spread Program which is concentrated in the financial futures markets such as interest rates and stock indices. The contracts traded by the Fund may fluctuate from time to time but concentration will remain in the financial instrument futures contracts.

The Fund may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Jalex Trading, the Funds Trading Advisor will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to the widespread utilization of computerized methods similar to those used by Hanseatic Corporation.

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

-----------

ITEM 5.        MARKET FOR FUND'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Units are not publicly traded and no market is likely to develop. Units may be transferred or redeemed subject to the conditions imposed by the Operating Agreement. As of December 31, 2003, the Fund had 29 members and 6,755.363145418 units outstanding.

Pool  Management  Services,   Inc.  has  sole  discretion  in  determining  what
distributions, if any, the Fund will make to its unit holders. No distributions were made for the year ended December 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As a commodity pool, our fund may use monies that are combined for the purpose of trading futures and commodity option contracts. Our fund maintains cash deposits in its account at its futures commission merchant(s) to fulfill its margin requirements. The amount of margin funds required will fluctuate, depending on the number of contracts traded and their market prices open in the Company account at any given time. Generally, the monies segregated to satisfy the margin requirements approximate 15% of our fund's assets.

To the extent possible, the following discussion will focus on fund's financial results during 2003. For the purposes of our discussion, we've extracted several key items from the fund's financial reports. In our opinion, those items are particularly relevant to gaining an understanding of our fund's overall annual results. Notwithstanding our extraction of certain items from the financial reports, we encourage you to read and study the fund's financial reports in their entirety.

           RESULTS OF OPERATIONS: FOR THE YEAR ENDED DECEMBER 31, 2003

Revenues and Income Our Fund Earns
----------------------------------

During 2003, our Fund's gross trading revenues were a loss of $39,986. That compared to a gain of $47,128 for fiscal year 2002.

From the inception of the fund in 1998 until December 31, 2003, our fund traded pursuant to the Hanseatic Discretionary Program. Hanseatic Corporation was the trading advisor. Thus, all of the losses that our fund incurred in 2003 resulted from lagging performance in the Discretionary Program. At certain times, market conditions prove to be more favorable for Hanseatic's trading models than at other times. Such was the case in 2003 with the Fund realizing a loss in gross trading revenues. In comparison, market conditions were more favorable in fiscal year 2002 (as they relate to Hanseatic's trading models) and thus, our fund realized trading gains.

During 2003, our fund's interest income totaled $8,106. This compared to interest income of $31,932 during 2002. As you can see, interest income accounts for only a small part of the revenues in our fund.

On a proportionate basis, there was a decrease in the amount of interest Income our fund received from fiscal year 2002 to fiscal year 2003. There were two reasons for this decrease: 1) The total net asset value of our fund decreased from 2002 to 2003. Since our fund's net asset value decreased between the years, there were fewer assets available upon which to earn interest., 2) Interest rates paid on assets declined substantially. In recent years, interest rates paid on our fund's assets have declined significantly. This decline in interest rates led to a sustained decline in interest income.

Fees Paid In the Operations Of Our Fund
---------------------------------------

In conducting its operations during fiscal years 2003 and 2002, our fund paid two general types of fees - Net Asset Fees and Operating Expenses. What follows is a summary of both types of fees, comparing the results for both years.

NET ASSET FEE: During 2003, our fund's Commodity Trading Advisor charged a monthly net asset fee of .16667% of the fund's net asset value. This payment was in remuneration for the trading advisory services the CTA performed. Additionally, the fund's Commodity Pool Operator charged a monthly net asset fee of approximately .33333% of the Fund's net asset value for administration of the fund's operations. During 2003 these fees totaled $142,643. During 2002, net asset fees totaled $181,240.

As you can see, the total amount of net asset fees the fund paid was less in 2003 than in 2002. The reason for the decrease between the two fiscal years was the decrease in the total net asset value of the Fund. As the name suggests, net asset fees are a percentage-based fee. Although the percentage being charged remains the same, the total amount of net assets upon which the fee is based will change. During 2002, our fund had a greater net asset value than in 2003. Thus, the decline in the total amount of net asset fees is directly linked to the decline in total net assets held in our fund.

OPERATING EXPENSES: Operating expenses paid by the fund are expenses incurred as the fund conducts its day-to-day business matters. Included are expenses such as a telephone expenses, postage, printing, etc.

During 2003, our fund paid a total of $26,918 in Operating Expenses. This compares with a total of $29,539 for fiscal year 2002. The small decline in operating expenses result from a decline in the total net asset value of the fund from 2002 to 2003. The amount of operating expenses the fund pays is capped at a total of 1% of its net asset value per annum. Thus, as the net asset value declined from 2003 to 2003, the amount of operating expenses likewise declined.

NET RESULTS

After all additions and deductions, our fund experienced net loss in fiscal year 2003 of $199,144. For fiscal year 2002, the fund realized a net loss of $182,673. On a per unit basis, the fund lost $10.22 per unit in fiscal year 2003 as compared to a loss of $6.97 per unit in fiscal year 2002.

Above all else, the profitability of our fund is linked to the profitability of the trading program employed by our fund's trading advisor. Since reaching a peak in performance during March 2002, the performance of the Hanseatic Discretionary Pool declined significantly. As our fund's manager, we allowed Hanseatic Corporation considerable time to reverse the performance of their trading program. As 2003 drew to an end, we made the decision that, in our opinion, it was in our fund's best interests to replace Hanseatic Corporation as our fund's trading advisor. On December 26, 2003, our fund's advisory relationship with Hanseatic Corporation was terminated. On January 1, 2004, our fund initiated a new advisory relationship with Jalex Trading. At that time, our fund's assets began to be traded pursuant to the Jalex Trading Futures Spread Program.

Discussion of Financial Condition: Liquidity and Capital Resources

OUR FUND'S NET ASSET VALUE & OWNERSHIP

At December 31, 2003 total member equity was $637,484 compared to $2,605,286 at December 31, 2002, a decrease of 75.5%.

The total member equity in our fund, also known as the "net asset value", consists of the total assets from all sources, less any liabilities. As you can see, there was a marked decrease in the member equity from 2002 to 2003.

There are two reasons for the decreased in member equity between the two fiscal years:

1) There was an increase in the net losses in our fund in 2003, as compared to 2002. The sources for the increase in net losses were discussed previously.

2) There was a significant increase in the total number of member redemptions during 2003. As has been noted previously, the trading performance of the Hanseatic Discretionary Program had been declining since March of 2001. As the performance decline continued throughout the 2003 fiscal year, members responded by withdrawing capital from their fund accounts.

         The majority of the redemptions during 2003 came on December 31. As has been noted previously, our fund terminated its advisory relationship with Hanseatic Corporation on December 26, 2003. Following this action, several members of the fund chose to terminate their investments in our fund at that time.

During 2003, a total of approximately 1,016 new units were sold for a total of $105,200 in new subscription capital. Conversely, a total of approximately 19,469 units were redeemed from the fund during 2003 for a total of capital outflow of $1,873,858. Approximately 46.9% of the total redemptions came at December 31, 2003.

The flow of capital into and out of member capital accounts in 2004 will depend, in large part, on the trading performance of our fund's new trading program (Jalex Trading Futures Spread Program). Our fund is an investment vehicle and, as is the case with all investments, performance will determine whether our fund realizes growth in new member equity (though new investment subscriptions) or decline in existing member equity (through the redemptions of existing member capital accounts).

       DISCUSSION OF FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
       ------------------------------------------------------------------

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

FOREIGH CONTRACT TRADING & RISK

During most of 2003, our fund's assets were traded pursuant to the Hanseatic Discretionary Program. This program was involved in the trading of both U.S. domestic futures markets as with as foreign contract markets. The foreign contract markets on which the fund executed trades during 2003 were:

1. Milan Stock Exchange - Italy
2. MATIF - France
3. MEFF - Spain
4. London Futures Exchange - Great Britain
5. Montreal Exchange - Canada

When trades were executed on any of the foreign exchanges above, the maximum amount of capital for which the fund had credit exposure was no more than 2% to 3% of the fund's Net Asset Value per open position. For example, although the fund might have executed three different trades in the same market the total open positions represented no more than 2% to 3% credit exposure.

When trades were executed on the foreign contract exchanges, the actual counter-party to the trade was the "clearing corporation" associated with each exchange. When the fund executed trades in these foreign markets, the fund's capital was placed either with the fund's clearing broker or with the applicable exchange clearing corporation. However, even though the foreign exchange clearing corporation handled some of the fund's capital during the clearing process, HSBC (the fund's clearing broker for most of 2003) guaranteed the capital against any loss due to the failure of the exchange.

As has been noted, on January 1, 2004 our fund entered into a new Advisory Agreement with Jalex Trading. Unlike Hanseatic Corporation, Jalex Trading does not trade foreign contract markets. Thus, our fund does not anticipate it will trade any foreign markets during the 2004 fiscal year.

MONITORING AND MINIMIZATION OF RISK

Our fund's manager, Pool Management Services, Inc., is wholly owned by Simcha Bluth and Randall Shell. Our fund's new trading advisor, Commodity Pool Services, Inc. (d.b.a. Jalex Trading) is also wholly owned by Mr. Bluth and Mr. Shell. Thus, the same individuals are responsible for both the operation of the fund and the trading of the fund's capital.

Monitoring and minimization of risk are essential to the operation of our fund's business. Messrs. Bluth and Shell have established procedures to deal with this issue.

At the start of each month, Messrs. Bluth and Shell examine the total amount of equity committed by the fund to the trading program. Based on that amount of capital, Bluth and Shell utilize the trading program's capital management model to determine the appropriate number of futures contracts (in each market) that will be traded during the month.

Each day, Messrs. Bluth and Shell receive an "equity" statement, defining all trading that has taken place in the fund's trading account as well as the open positions being held, the margin requirements to hold open positions and the net value of the account, marked to the market. Upon receipt of the daily equity statement, Bluth and Shell examine the information to determine if the current position sizes (as determined at the start of the month) should be adjusted. In most cases, adjustments are not necessary. However, should there be a substantial change in fund equity during the month (through either more substantial trading gains or losses), Bluth and Shell amend the position sizes accordingly. By closely monitoring the fund's equity levels on a daily basis, Bluth and Shell seek to insure that the proper level of leverage and risk are being utilized on a day-by-day basis.

GENERAL STATEMENT: FACTORS THAT MAY AFFECT FUTURE RESULTS

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases.

Since the principal business activity of our fund is to trade the futures markets, there are several factors that could cause the fund's actual results to differ materially from what we, the fund's manager, project, forecast, estimate and expect in the future. Those factors include but are not limited to the following:

Unexpected global economic changes.

The imposition of new restrictions or regulations by government agencies that affect the Company's trading activities.

Changes in market conditions that impact the performance of our trading advisor's trading program

LOOKING AHEAD

As has been noted, one variable has the greatest impact on the overall financial condition of our fund - performance (defined as profits or losses) realized from the trading program our fund uses. From its inception until the end of 2003 (a total of approximately 5 years), our fund invested all of its trading assets in the Hanseatic Discretionary Program. As has been noted, a change was made at the end of 2003 with our fund changing trading programs and advisors. This action was taken in an effort to reverse the performance stagnation and negative results our fund had realized for the preceding three years (from 1002 to 2003). This change was done with one goal in mind - enhancing our fund's potential for profitability.

As with any futures trading program, it's impossible to know if our fund will be profitable in the future. Since the Jalex Trading Futures Spread Program was profitable in 2003 (up 26.99%), there is the potential for profitability to return in 2004. However, the Futures Spread Program is a relatively new trading program and thus, performance in the program could fail to live up to expectations. Moving into 2004, we believe there is cause for optimism, albeit guarded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

PART III
------------

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

SIMCHA BLUTH

From December 1999 to date, Mr. Bluth has been registered as an associated person and principal of Commodity Pool Services, Inc., a registered Commodity Trading Advisor, Commodity Pool Operator and Introducing Broker. CPSI is a member of the National Futures Association. Mr. Bluth is a stockholder of the firm and supervises all its operations. From September 1998 to present, Mr. Bluth has also served as a principal of Pool Management Services, Inc. This firm is registered as a commodity pool operator and is a member of the National Futures Association. Mr. Bluth is a stockholder of the firm and supervises all its operations. From February 2000 to March 2001, Mr. Bluth carried dual associated person and branch manager registrations with Kesef Securities, Inc., d.b.a. Kesef Advisors, a commodity trading advisor. Mr. Bluth solicited managed futures brokerage business for Kesef. From June, 1999 to April 2000, Mr. Bluth was registered as an associated person and branch manager of Profile Analytics, Inc., d.b.a Profile Trading ("Profile"), an introducing broker. Mr. Bluth solicited managed, discount and broker-assisted futures brokerage business for Profile. From May, 1996 to January, 1999, Mr. Bluth was registered as an associated person and principal of All State Trading Group, Inc., located in New York City, New York, an introducing broker from May, 1996 to January 1999 and a commodity trading advisor from July, 1997 to September, 1998. Mr. Bluth supervised all operations of this firm.

RANDALL SHELL

From December 1999 to date, Mr. Shell has been registered as an associated person and principal of Commodity Pool Services, Inc., a registered Commodity Trading Advisor, Commodity Pool Operator and Introducing Broker. CPSI is a member of the National Futures Association.. Mr. Shell is a stockholder of the firm. Mr. Shell's duties as a principal of the firm include the maintenance of accounting, books, records and compliance matters. Randall Shell has been registered as an associated person and principal of Pool Management Services since July, 1999. Prior to his registration as a principal of the CPO, from October, 1998 to July, 1999, Mr. Shell was registered as an associated person and branch manager of Pool Management Services. Mr. Shell's duties as a principal of the firm include the maintenance of accounting, books, records and compliance matters. From June, 1999 to March 2001, Mr. Shell has also carried dual registration as an associated person, principal and sole shareholder of Kesef Securities, Inc., d.b.a. Kesef Advisors. As principal of Kesef Advisors, Mr. Shell managed all aspects of company operations and directed the trading in client accounts under the management of that firm. From October 1991 to April 2000, Mr. Shell was registered as an associated person, principal and sole shareholder of Profile Analytics, Inc., d.b.a Profile Trading ("Profile"). Profile was an introducing broker from December, 1998 through April 2000. From October 1991 to July, 1999, Profile was also registered as a commodity trading advisor. Mr. Shell's duties with Profile included the oversight of all company operations and supervision of brokers. From July 1997 to November 1998, Mr. Shell carried dual associated person and branch manager registration with All State Trading Group, Inc

There has never been a material administrative, civil or criminal action brought against the Fund. There has never been a material administrative, civil or criminal action brought against Pool Management Services, Inc. or any of its directors, executive officers, promoters or control persons.

ITEM 10.       EXECUTIVE COMPENSATION

The Fund is managed by its managing member. PMSI receives from the Fund: 1) A net asset fee equal to 0.16667% per month (approximately 2% per annum) of the Fund's month-ending net asset value per year for services performed by the trading advisor., 2) A net asset fee equal to 0.125% % per month (approximately 1.5% per annum) of the Fund's month-ending net asset value per year for services performed by the Commodity Pool Operator., 3) A "performance" or "incentive" fee equal to 20% of the Fund's new net profits (if any) at the end of each calendar quarter., and 4) A selling agent fee equal to 0.33333% (approximately 4% per annum) of the Fund's month-ending net asset value for ongoing services performed by selling agents on behalf of the fund. Selling agent fees are only received by PMSI if a selling agent is involved in the sale of the fund subscription(s) and if the selling agent provides ongoing services to fund members.

From the payment it receives, PMSI remits: 1) the entirety of the trading advisor net asset fee and one-half of the "performance" or "incentive" fees it receives to Jalex Trading for the trading services it provides., and 2) 100% of the selling agent fees it receives (if any) to selling agents that are engaged in the distribution of the Units in return for ongoing services to the members. PMSI retains one-half of the incentive fees and 100% of the Commodity Pool Operator net asset fees for acting as the Fund's managing member.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. Security Ownership of Certain Beneficial Owners. As of December 31, 2003, no Units of Limited Liability Interests were owned or held by any officer, investor or shareholder of Pool Management Services, Inc..

b.       Security  Ownership  of  Management.  As of  December  31,  2003,  Pool
         Management Services, Inc. owned 116.363393039 Units of limited liability company Interests (approximately 1.72%) having a value of $11,137. Units of limited liability company interests will always be owned by PMSI in its capacity as managing member.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10, Executive Compensation and Item 11, Security Ownership of Certain Beneficial Owners and Management, above.

PART IV

ITEM 1. INDEX TO EXHIBITS

The following documents are filed as part of this report:

(1)      The Financial Statements beginning on page 12 hereof.

(2)      The exhibits listed as follows:

Sequentially
Numbered
Page           Exhibit No.   Exhibit
------------   -----------   -------
               3(i)          Form of Certificate of Limited Liability Company
                             interests*
               3(ii)         Operating Agreement, as amended, dated November
                             30, 2001*
               10            Advisory Agreement between Commodity Pool Services,
                             Inc., d.b.a. Jalex Trading and Moriah Futures
                             Fund, L.L.C.
               31            Rule 13a-14(a)/15d-14(a) Certifications

               32            Section 1350 Certifications
               99(1)         Form 8-K Filed January 6, 2004 (without exhibits)

* Heretofore filed as an exhibit to the registration statement on Form SB-2, filed by the Fund (Commission File No. 33-64718) and incorporated by this reference

Upon request, the Fund will furnish a copy of any Exhibit to this report upon payment of Reasonable copying and mailing expenses.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on March 30, 2004.

                                MORIAH FUTURES FUND, L.L.C.

                                By:      POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                         By: /s/ Randall L. Shell
                                         ----------------------------
                                         Vice President

Signature                           Capacity                            Date
---------                           --------                            ----

/s/ Simcha Bluth                    President, Director           March 30, 2004
---------------------               of the Managing Member
Simcha Bluth

/s/ Randall L. Shell                Chief Operating Officer       March 30, 2004
---------------------               Chief Financial and
Randall L. Shell                    Accounting Officer,
                                    Director of the Managing
                                    Member

Moriah Futures Fund, L.L.C.
Audited Financial Statements

For the Years Ended December 31, 2003 and December 31, 2002







                                     INDEX
                                     -----




                                                                         Page

Independent Auditor's Report                                               12

Financial Statements

         Statement of Financial Condition (Balance Sheet)                  13

         Statement of Operations                                           14

         Statement of Cash Flows                                           15

         Statement of Changes In Members' Equity                           16

Notes To Financial Statements                                              17-19

 DONAHUE ASSOCIATES, L.L.C.
 27 BEACH ROAD, SUITE CO5-A
 MONMOUTH BEACH, NJ.    07750
 Phone: (732) 229-7723



                               Independent Auditor's Report

The Members
Moriah Futures Fund, L.L.C.

We have audited the accompanying balance sheets of Moriah Futures Fund, LLC as of December 31, 2003 and December 31, 2002 and the related statements of operations and changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moriah Futures Fund, LLC as of December 31, 2002 and December 31, 2001 and the results of operations, changes in members' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brian Donahue

----------------------------
Brian Donahue
Monmouth Beach, New Jersey

March 30, 2004

                           Moriah Futures Fund, L.L.C.
                                  Balance Sheet
                  As of December 31, 2003 and December 31, 2002

                                                         31-Dec-03    31-Dec-02
                                                     -------------  -----------
ASSETS

  Current assets:
     Cash and short term marketable securities       $   1,367,035  $   196,596
     Deposits with clearing broker:                        100,352    2,583,431
     Prepaid operating fees                                 52,905       40,422
     Interest receivable                                       262          318
                                                     -------------  -----------
         Total Current Assets                            1,520,554    2,820,767
                                                     -------------  -----------
         Total Assets                                $   1,520,554  $ 2,820,767
                                                     =============  ===========


LIABILITIES

  Redemptions payable                                $     867,802  $   102,818
  Subscriptions pending                                          0       95,200
  Net asset fees payable                                     9,260       14,646
  Operating expenses payable                                 6,008        2,817
                                                     -------------  -----------
         Total Liabilities                                 883,070      215,481

MEMBERS' EQUITY (Units redeemable at the option of the unit holder)

Manager  (116 units at 12/31/03                      $      11.138  $    43,371
   and 416 units at 12/31/02)

Members (24,587 units at 12/31/02                          626,346    2,561,915
   and 35,967 units at 12/31/01)
                                                     -------------  -----------
         Total Members' Equity                             637,484    2,605,286
                                                     -------------  -----------
         Total Liabilities & Member's equity         $   1,520,554  $ 2,820,767
                                                     =============  ===========



Please see the notes to these financial statements.

                           Moriah Futures Fund, L.L.C.
                             Statement of Operations
           For the Years Ended December 31, 2003 and December 31, 2002



                                             31-Dec-03        31-Dec-02
                                             ---------        ---------
Revenues:
   Gross realized trading gains (losses)    $ (39,986)       $   47,128
   Change in open trade equity loss         $   2,297        $  (50,954)
                                            ----------       -----------
   Total loss from trading                    (37,689)          ( 3,826)

Administrative expenses:
   Net Asset fees                             142,643           181,240
   Operating expenses                          26,918            29,539
                                            ----------       -----------
Total administrative expenses                 169,561           210,779

   Income (loss) from operations             (207,250)         (214,605)

Other income (expense):
    Interest income                             8,106            31,932
                                            ----------       -----------
Net loss before provision for income taxes   (199,144)         (182,673)

  Provision for income taxes                        0                 0
                                            ----------       -----------
Net loss available to members               $(199,144)       $ (182,673)
                                            ==========       ===========


Net loss per unit                           $  (10.22)       $    (6.97)

Weighted average of units outstanding          19,493            26,208









Please see the notes to these financial statements.

                           Moriah Futures Fund, L.L.C.
                             Statement of Cash Flows
           For the Years Ended December 31, 2003 and December 31, 2002




                                                       31-Dec-03     31-Dec-02
                                                      -----------   -----------
Cash flows from (for) operating activities:

         Net loss available to partners               $ (182,673)    $(182,673)

         Changes in other operating
         assets/liabilities:
           Clearing broker deposits                    2,483,079     1,325,804
           Interest receivable                                56         4,268
           Prepaid expenses                              (12,483)      (40,422)
           Operating expenses payable                      3,191           237
           Net asset fees payable                         (5,386)       (9,585)
           Incentive fees payable                              0             0
           Interest payable                                    0             0
                                                      -----------   -----------
       Net cash used by operating activities           2,269,313    (1,290,637)
                                                      -----------   -----------
Cash flows from (for) financing activities:
           Subscriptions received                         10,000       512,265
           Redemptions paid                           (1,108,874)   (1,651,048)
                                                      -----------   -----------
       Net cash provided by financing activities      (1,098,874)   (1,138,783)
                                                      -----------   -----------
       Net change in cash position                     1,170,439       (41,154)
Cash balance at beginning of fiscal year                 196,596       237,750
                                                      -----------   -----------
Cash balance at end of the fiscal year                $1,367,035    $  196,596
                                                      ===========  ============

Supplemental disclosures of cash flow information:

     Interest paid during the period                  $        0    $        0
     Income taxes paid during the period              $        0    $        0










Please see the notes to these financial statements.

                           Moriah Futures Fund, L.L.C.

                     Statement of Changes in Members' Equity

                    From January 1, 2003 to December 31, 2002

                                        Members'         Units       Net Value
                                        Equity        Outstanding     per unit
                                      ------------   -------------   ----------
Net Asset Value at January 1, 2002    $ 3,986,966      36,383            $110

              Subscriptions               418,203       3,979

              Redemptions              (1,617,210)    (15,359)

              Net loss                   (182,673)
                                      ------------   -------------   ----------
Net Asset Value at December 31, 2002  $ 2,605,286      25,003            $104

              Subscriptions               105,200       1,016

              Redemptions              (1,873,858)    (19,469)

              Net loss                   (199,144)
                                      ------------   -------------   ----------
Net Asset Value at December 31, 2003  $   637,484       6,550            $ 97
                                      ============   =============   ==========








Please see the notes to these financial statements.

Moriah Futures Fund, L.L.C.
Notes to the Financial Statements

For the Years Ended December 31, 2003 and December 31, 2002


Note 1.  Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Moriah Futures Fund, L.L.C., formerly known as the Hanseatic Discretionary Pool, LLC (the Pool) is a limited liability company organized under the laws of the state of New York in September 1998. In July 2000, the state of organization of the Pool was moved to Oklahoma. The Pool is operated by Pool Management Services, Inc., a commodity pool operator (member of the National Futures Association and registered with the Commodity Futures Trading Commission). The Pool may and does use funds that are combined for the purpose of speculative trading in commodity futures and option contracts.

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

Deposits with Clearing Broker: Includes the assets of the Pool on deposit with the clearing futures commission merchant at December 31, 2003 and December 31, 2002. Cash balance reflects the amount of cash on deposit and the value of all open futures and options position marked to the market using the closing settlement prices of the open futures and options contracts at December 31, 2003 and December 31, 2002. Deposits with the clearing broker are used to margin open positions with the Pool's clearing broker.

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

Commission expenses: The Pool is charged a maximum of $7 per round turn by its clearing firm(s) for turn for executing and clearing the pool's trades, paid when each transaction is executed and cleared. The total brokerage fees are estimated to be approximately 2.4% per annum

Net Asset Fees: The pool is charged a net asset fee of 0.16667% (approximately 2% per annum) of the pool's month ending net asset value for services provided to the pool by its trading advisor. The pool is also charged a net asset fee of 0.125% (approximately 1.5% per annum) of the pool's month ending net asset value for services provided to the pool by its manager. The pool's Manager pays the entirety of the trading advisor net asset fee to Jalex Trading, the Pool's Trading Advisor. The pool's manager retains the entirety of the manager's net asset fee.

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

Recently issued accounting pronouncements: In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which mandates the purchase method of accounting for business combinations effective July 1, 2001. Management believes that the adoption of SFAS No. 141 will not materially impact the balance sheet, statement of operations, and statements of changes in cash flows and stockholders' equity.

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

In December 2002, The FASB issued FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact the Company's financial condition or results of operations for fiscal year 2003 and 2002.

Note 2. Fair Values of Financial Instruments
--------------------------------------------

The carrying amounts of cash, broker deposits, interest receivable, redemptions payable and pending subscriptions, and net asset fees and operating expenses payable reported in the balance sheet are estimated by management to approximate fair value.

Note 3. Allocation of Net Income
--------------------------------

The net income or loss of the Pool is allocated to the participants on a pro-rata monthly basis based upon each partner's weighted percentage ownership during the month.

Note 4. Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
--------------------------------------------------------------------------------

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

As of December 31, 2003, the fair value of the open contracts of the Pool is $-0- and a deficit of $2,297 at December 31, 2002, respectively. The margin required to be deposited at the clearing broker to margin the Pool's open positions was $-0- and $73,725 at December 31, 2003 and December 31, 2002, respectively.

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

Note 5. Other Concentrations of Credit Risk
-------------------------------------------

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

Note 6. Net Income Per Unit
---------------------------

The Pool calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units during the fiscal years 2003 and 2002. The following table is a detail of membership units and the average weighted membership units outstanding for fiscal years ended December 31, 2003 and December 31, 2002.

                                                                2003     2002

                  Outstanding at December 31                   6,550   25,003
                                                               =====   ======

                  Weighted Average Outstanding                19,493   26,208
                                                              ======   ======

Note 7. Redemptions
-------------------

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

Note 8. Net Asset Value per Unit
--------------------------------

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