Form 10QSB
period 2004-03-31
MORIAH FUTURES FUND LLC
filed 2004-08-17
CIK 1077524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                 --------------

                        Commission File number: 333-64718

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

                                Yes [ X ] No [ ]

                            Total number of Pages: 15

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

The following unaudited financial statements of Moriah Futures Fund, L.L.C. are included in Item 1:

        Balance Sheet as of March 30, 2004 and March 31, 2003 (Unaudited)

        Statements of  Operations  for the Three Months Ended March 31, 2004 and
                 March 31, 2003 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
            March 31, 2004 and March 31, 2003 (Unaudited)

        Statements of Changes in Members' Equity for the Three Months Ended
            March 31, 2004 and March 31, 2003 (Unaudited)

                          Moriah Futures Fund, L.L.C.
                            Balance Sheet (Unaudited)
                     As of March 31, 2004 and March 31, 2003

                                                       31-Mar-04      31-Mar-03
                                                       ---------      ---------
Assets:

Cash and short term marketable securities             $  247,804     $   99,852
Deposits with clearing broker
         Cash Balance                                    268,913      2,213,878
         Open Trade Equity                                     0          5,328
Interest Receivable                                            0            867
Prepaid Expenses                                          61,437         41,227
                                                      ----------     ----------
Total Assets                                          $  578,154     $2,361,152
                                                      ==========     ==========

Liabilities:

Redemptions Payable                                   $        0     $   57,500
Subscriptions Pending                                          0              0
Net asset fees payable                                       964          3,934
Operating Expenses payable                                   403            724
CPO trailer commissions payable                            2,774         10,036
Incentive Fees Payable                                         0              0
                                                      ----------     ----------
Total Liabilities                                     $    4,141     $   72,194

Member's Equity (Units redeemable at the option of the unit holder)

Manager (116 units at 3/31/04 and 416 units at        $   10,365     $   41,586
  3/31/03)
Members (6,478 units at 3/31/04 and 22,912 units         563,648      2,247,372
  at 3/31/03)                                         ----------     ----------

Total member's equity                                 $  574,013     $2,288,958
                                                      ----------     ----------
Total liabilities & member's equity                   $  578,154     $2,361,152
                                                      ==========     ==========



Please see the notes to these financial statements

                           Moriah Futures Fund, L.L.C.
                       Statement of Operations (Unaudited)
            For the Quarters Ended March 31, 2004 and March 31, 2003

                                                        31-Mar-04     31-Mar-03
                                                       ----------    ----------

Revenues:
Gross realizes trading gains (losses)                    $(29,781)     $(61,006)
Change in open trade equity gain (loss)                         0         7,625
                                                       -----------    ----------
Total gain (loss) from trading                            (29,781)      (53,381)

Less cost of revenues:
Incentive fees                                                  0             0
FCM & CPO Trail Commission expense                          8,857        36,769
                                                       -----------    ----------
Gross margin (deficit) on trading activities              (38,638)      (90,150)

Administration expenses:

Net asset fees                                              3,054        12,679
Operating expenses                                          1,875         2,785
                                                       ----------    ----------
Total administrative expenses                               4,929        15,464

Income (loss) from operations                             (43,567)     (105,614)

Other income (expense):

Interest income                                               168         3,352
Currency conversion                                         1,019        (3,353)
Legal/Accounting Expense                                        0        (4,596)
                                                      -----------    ----------
Net income/loss before provision for income taxes         (42,380)     (110,211)

Provision for income taxes                                      0             0
                                                      -----------    ----------
Net income (loss) available to members                   $(42,380)    $(110,211)
                                                      ===========    ==========

Net income (loss) per unit                                 $(6.54)       $(4.81)

Weighted average of units outstanding                       6,478        24,059



Please see the notes to these financial statements.

                           Moriah Futures Fund, L.L.C.
                       Statement of Cash Flows (Unaudited)
            For the Quarters Ended March 31, 2004 and March 31, 2003

                                                    31-Mar-04      31-Mar-03
                                                  ------------    -----------
Cash flows from (for) operating activities:

  Net income (loss) available to members              $(42,380)    $(110,211)

  Changes in other operating assets
     and liabilities:

  Clearing Broker Deposits                           1,167,900      (304,956)
  Interest Receivable                                        0           967

  Trail Commissions Payable                             (2,774)      (10,036)
  Operating Expense Payable                               (403)         (724)
  Net Asset Fees Payable                                  (964)       (3,934)
  Incentive Fees Payable                                     0             0
                                                   -----------    ----------
Net cash used by operating activities                1,121,379      (428,894)
Cash flows from (for) financing activities:

  Subscriptions                                              0        95,200
  Subscriptions Pending                                      0             0
  Redemptions                                         (894,519)     (302,756)
                                                  ------------   -----------

Net cash provided (used) by financing activities      (894,519)     (207,556)
                                                  ------------   -----------

Net change in cash position                            226,860      (137,683)

Cash balance at beginning of the period              1,266,930       196,596
                                                  ------------   -----------
Cash balance at end of the period                     $247,804       $99,852
                                                  ============   ===========

Supplemental disclosures of cash flow information:

Income taxes paid during the period                $         0     $        0



Please see the notes to these financial statements

                           Moriah Futures Fund, L.L.C.
               Statement of Changes in Members' Equity (Unaudited)
                      From January 1, 2004 to March 31,2004

                                             Members'     Units       Net Asset
                                             Equity    Outstanding    per unit

                                            --------   -----------    ---------
Net asset value at December 31,2003       $  643,110        6,755     $ 95.21

   Subscriptions                                   0            0

   Redemptions                               (26,717)        (277)

   Net income                                (42,380)
                                         -----------   -----------    --------

Net asset value at March 31,2004          $  574,013        6,478     $ 99.90
                                         ===========      =======    ========









Please see the notes to these financial statements

Moriah Futures Fund, L.L.C.
Unaudited Notes to the Financial Statements
For the Period Ended March 31, 2004


Note 1.  Organization and Summary of Significant Accounting Policies

The Moriah Futures Fund, LLC (the "Fund") is a limited liability company organized under the laws of the state of New York in September 1998. When originally organized, the Fund was known as the Hanseatic Discretionary Pool, L.L.C. In July 2000, the state of organization of the Pool was moved to Oklahoma. In February 2004, the Fund changed its name to Moriah Futures Fund, L.L.C.

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

Note 7. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units at March 31, 2004.

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

To the extent possible, the following discussion will highlight the financial results of the Fund during the period. The amounts discussed have been rounded to the nearest thousandth.

Results of Operations

For the three months January 1, 2004 to March 31, 2004

Revenues and Income Our Fund Earns

During the quarter, our Fund's gross trading revenues were a loss of $29,781. That compared to a loss of $53,381 for the first quarter of 2003.

From the inception of the fund in 1998 until December 31, 2003, our fund traded pursuant to the Hanseatic Discretionary Program. Hanseatic Corporation was the trading advisor. Thus, all of the losses that our fund incurred in 2003, including those from the first quarter, resulted from lagging performance in the Discretionary Program.

On January 1, 2004, Jalex Trading became the Fund's trading advisor. The Fund began trading pursuant to the Jalex Trading Futures Spread Program. Although losses were realized during the quarter ended March 31, 2004, the amount of losses were less than those incurred during the same quarter in 2003.

During the first quarter of 2004, our fund's interest income totaled $168. This compared to interest income of $3,352 during the same quarter in 2003. As you can see, interest income accounts for only a small part of the revenues in our fund.

On a proportionate basis, there was a substantial decrease in the amount of interest Income our fund received in the first quarter of 2004 as compared to the first quarter of 2003. There were two reasons for this decrease: 1) The total net asset value of our fund decreased during 2003. Since our fund's net asset value decreased between the years, there were fewer assets available upon which to earn interest. 2) Interest rates paid on assets continued to remain very low. In recent years, interest rates paid on our fund's assets have declined significantly. This trend continued throughout the first quarter of 2004.

Fees Paid In the Operations Of Our Fund

In conducting its operations, our fund paid two general types of fees - Net Asset Fees and Operating Expenses.

NET ASSET FEE: The Fund pays its trading advisor a monthly net asset fee of ..16667% of the fund's net asset value. This payment is remuneration for the trading advisory services the CTA performed. In the first quarter of 2004, the fund paid $3,054 in net asset fees. This compares to $12,679 paid by the Fund in the first quarter of 2003.

Additionally, the fund pays a trail commission of .483% of the fund's net asset value per month. The actual commission and fees charged by the fund's clearing firm are deducted from this fee each month. The remaining balance is paid to the fund's Commodity Pool Operator as remuneration for administration of the fund's operations. During the first quarter of 2004, the fund paid a total of $8,857 in trail commissions, compared to $36,679 during the first quarter of 2003.

The total amount of net asset fees and trail commissions the fund paid during the first quarter of 2004 was less than the amount paid in the same period of 2003. The reason for the decrease between the two fiscal years was the decrease in the total net asset value of the Fund. As the name suggests, net asset fees are a percentage-based fee. Although the percentage being charged remains the same, the total amount of net assets upon which the fee is based will change. During 2003, our fund had a greater net asset value than in 2004. Thus, the decline in the total amount of net asset fees is directly linked to the decline in total net assets held in our fund.

OPERATING EXPENSES: Operating expenses paid by the fund are expenses incurred as the fund conducts its day-to-day business matters. Included are expenses such as a telephone expenses, postage, printing, etc.

During the first quarter of 2004, our fund paid a total of $1,875 in Operating Expenses. This compares with a total of $2,785 for first quarter of 2003. The small decline in operating expenses result from a decline in the total net asset value of the fund from 2003 to 2004. The amount of operating expenses the fund pays is capped at a total of 1% of its net asset value per annum. Thus, as the net asset value declined from 2003 to 2004, the amount of operating expenses likewise declined.

NET RESULTS

After all additions and deductions, our fund experienced net loss in the first quarter of 2004 of $42,380. For the same quarter of 2003, the fund realized a net loss of $110,211. On a per unit basis, the fund lost $6.54 per unit in the first quarter of 2004 as compared to a loss of $4.81 per unit in first quarter of 2003.

Above all else, the profitability of our fund is linked to the profitability of the trading program employed by our fund's trading advisor. Since reaching a peak in performance during March 2002, the performance of the Hanseatic Discretionary Pool declined significantly. As our fund's manager, we allowed Hanseatic Corporation considerable time to reverse the performance of their trading program. As 2003 drew to an end, we made the decision that, in our opinion, it was in our fund's best interests to replace Hanseatic Corporation as our fund's trading advisor. On December 26, 2003, our fund's advisory relationship with Hanseatic Corporation was terminated. On January 1, 2004, our fund initiated a new advisory relationship with Jalex Trading. At that time, our fund's assets began to be traded pursuant to the Jalex Trading Futures Spread Program. Although losses were realized for the first quarter of 2004, it is our intention to allow sufficient time to evaluate the trading results of the new trading advisor.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Fund's management, with the participation of the Fund's President and Chief Executive Officer and Vice President and Chief Financial Officer, have evaluated the effectiveness of the Fund's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Fund's President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that the Fund's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Fund in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time frames specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Fund's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

PART III

Item 1.  INDEX TO EXHIBITS

Sequentially
Numbered
Page        Exhibit No. Exhibit
----------  ----------  -------

            3(i)        Form of Certificate of Limited liability company
                        interests*
            3(ii)       Operating Agreement, as amended, dated November 30,2001*
            10(i)       Advisory Agreement between Hanseatic Corporation and
                        Moriah Futures Fund, L.L.C.*
            10(ii)      Amended Advisory Agreement*

* Heretofore file as an exhibit to the registration statement on Form SB-2, filed by the Fund (Commission File No. 33-64718) and incorporated by this reference.

Upon request, the Fund will furnish a copy of any Exhibit to this report upon payment of reasonable copying and mailing expenses.


                                 CERTIFICATIONS

The undersigned, severally, certify that:

1. We have reviewed this quarterly report on Form 10-QSB for the quarter ended March 31, 2004 of the Moriah Futures Fund, LLC ("registrant");

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

Date:    August 17, 2004


                            /s/ Simcha Bluth
                            ----------------
                            Simcha Bluth, President and Chief Executive Officer

                            /s/ Randall Shell
                            -----------------
                            Randall Shell, Vice President and Chief
                            Financial Officer

In connection with the pool's unaudited financial statements for the quarters ended March 31, 2004 and March 31, 2003 contained in this Quarterly Report (the "Financial Statements"), the undersigned Simcha Bluth and Randall Shell, Chief Executive Officer and Chief Financial

Officer, respectively, of Pool Management Services, Inc., Commodity Pool Operator and Manager of Moriah Futures Fund, LLC, certify pursuant to 18 U.S.C.
Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their respective knowledge:

     (1) The Financial Statements comply with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Financial Statements fairly presents, in all material respects, the financial condition and results of operations of the pool.

August 17, 2004


                            /s/ Simcha Bluth
                            ----------------
                            Simcha Bluth, President and Chief Executive Officer

                            /s/ Randall Shell
                            -----------------
                            Randall Shell, Vice President and Chief
                            Financial Officer


                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Fund in the capacities indicated on August 17, 2004.

                                    MORIAH FUTURES FUND, L.L.C.

                                    By:  POOL MANAGEMENT SERVICES, INC.
                                         Managing Member

                                    By:  /s/ Randall L. Shell
                                         ---------------------------
                                         Vice President

Signature                 Capacity                             Date

----------                ---------                            ----


/s/ Simcha Bluth          President, Director              August 17, 2004
----------------------    of the Managing Member
Simcha Bluth


/s/ Randall L. Shell      Chief Operating Officer,         August 17, 2004
----------------------    Chief Financial and
Randall L. Shell          Accounting Officer,
                          Director of the Managing
                          Member