Form 10QSB
period 2004-06-30
MORIAH FUTURES FUND LLC
filed 2004-08-17
CIK 1077524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                 --------------

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

        Balance Sheet as of June 30, 2004 and June 30, 2003 (Unaudited)

        Statements of  Operations  for the Three  Months Ended June 30, 2004 and
                 June 30, 2003 (Unaudited)

        Statements of Cash Flows for the Three Months Ended
            June 30, 2004 and June 30, 2003 (Unaudited)

        Statements of Changes in Members' Equity for the Three Months Ended
            June 30, 2004 and June 30, 2003 (Unaudited)

                      Hanseatic Discretionary Pool, L.L.C.
                                  Balance Sheet
                               As of June 30, 2004

                                                                    30-Jun-04
                                                                  -----------
ASSETS

   Cash and short term marketable securities                      $   183,206
   Deposits with clearing broker:                                      54,122
   Prepaid expenses                                                    63,544
                                                                  -----------
         Total assets                                             $   300,871
                                                                  ===========

LIABILITIES

  Redemption's payable                                            $         0
  Subscriptions pending                                                     0
  Net asset fees payable                                                  501
  Trail commission payable                                                318
  Operating expenses payable                                              301
                                                                  -----------
         Total liabilities                                              1,121


MEMBERS' EQUITY (Units redeemable at the option of the unit holder)

Manager  (37 units at 6/30/04)                                          3,072
Members (20,140 units at 6/30/03                                      296,678
                                                                  -----------
         Total members' equity                                        299,750
                                                                  -----------
         Total liabilities & member's equity                      $   300,871
                                                                  ===========




Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                             Statement of Operations
              For the Periods Ended June 30, 2004 and June 30, 2003



                                         Six        Six       Three     Three
                                        Months     Months     Months    Months
                                      30-Jun-04  30-Jun-03  30-Jun-04  30-Jun-03
                                      =========  =========  =========  =========
Revenues:
   Gross realized trading
    gains (losses)                    ($44,896)  ($34,817)  ($16,134)  $31,106

Less cost of revenues:
   Incentive fees                            0          0          0         0
   Commission expenses                 (15,477)   (68,985)   ( 6,620)  (32,216)
                                      ---------  ---------   --------  --------
Gross margin (deficit) on trading      (60,373)   (91,260)   (22,754)   (1,110)
   activities

Administration expenses:
   Net asset fees                        5,336     23,733      2,282    11,054
   Operating expenses                    3,102     12,511      1,227     5,130
                                      ---------  ---------   --------  --------
 Total administrative expenses           8,438     36,244      3,509    16,184
                                      ---------  ---------   --------  --------
    Income (loss) from operations      (68,811)  (127,504)   (26,263)  (17,294)

Other income (expense):
    Interest income                        487      5,480        318     2,128
    Interest expense                         0          0          0         0
                                      ---------  ---------   --------  --------
Net income (loss) before provision     (68,324)  (124,828)   (25,945)  (14,617)
    for income taxes

    Provision for income taxes               0          0          0         0
                                      ---------  ---------   --------  --------
Net income (loss) available to
    members                           ($68,324) ($124,828)  ($25,945) ($14,617)
                                      =========  =========   ========  ========

Net income (loss) per unit             ($12.63)    ($5.37)    ($5.99)   ($0.60)

Weighted average of units outstanding    5,406     23,231      4,334    24,349



Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                             Statement of Cash Flows
         For the Six Month Periods Ended June 30, 2004 and June 30, 2003


                                                        30-Jun-04      30-Jun-03
                                                       ----------     ----------
    Cash flows from (for)  operating activities:

    Net income (loss) available to members              ($68,324)     ($124,828)

    Changes in other operating assets and liabilities:
      Clearing broker deposits                            54,122        547,491
      Interest receivable                                      0           (327)
      Commissions receivable                                   0            495
      Trail commissions payable                             (318)             0
      Operating expenses payable                            (301)        (2,088)
      Net asset fees payable                                (501)        (1,293)
                                                       ----------     ----------
  Net cash provided (used) by operating activities       (15,322)       419,450

  Cash flows from (for)  financing activities:

      Subscriptions                                            0        100,200
      Subscriptions pending                                    0        (95,200)
      Redemption's                                      (275,036)      (521,700)
  Net cash provided (used) by financing activities      (275,036)      (516,700)
                                                       ----------     ----------
  Net change in cash position                           (290,358)       (97,250)

  Cash balance at beginning of fiscal year             1,367,035        196,596
                                                       ----------     ----------
  Cash balance at end of the period                     $183,206        $99,346
                                                       ==========     ==========

Supplemental disclosures of cash flow information:
Interest paid during the period                               $0             $0
Income taxes paid during the period                           $0             $0





Please see the notes to these financial statements.

                      Hanseatic Discretionary Pool, L.L.C.
                     Statement of Changes in Members' Equity
              For the Periods Ended June 30, 2004 and June 30, 2003





                                        Members'       Units       Net Value
                                         Equity     Outstanding    per unit
                                     ============   ===========   ==========

Net Asset Value at January 1, 2003    $2,605,286      25,003       $   104

                 Subscriptions           100,200         964

                 Redemptions            (520,128)     (5,411)

                 Net income (loss)      (124,828)
                                     ------------   -----------   ----------
Net Asset Value at June 30, 2003      $2,060,530      20,556       $   100
                                     ============   ===========   ==========




                                        Members'       Units       Net Value
                                         Equity     Outstanding    per unit
                                     ============   ===========   ==========


Net Asset Value at January 1, 2004    $  643,110       6,756       $    95

                 Subscriptions                 0           0

                 Redemptions            (275,036)     (3,119)

                 Net income (loss)      ( 68,324)
                                     ------------   -----------   ----------
Net Asset Value at June 30, 2004      $  299,750       3,637       $    82
                                     ============   ===========   ==========








Please see the notes to these financial statements.

Moriah Futures Fund, L.L.C.
Unaudited Notes to the Financial Statements
For the Period Ended June 30, 2004


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

The value of Fund's assets may have changed significantly by the date of this report due to changes in market prices for the contracts open at June 30, 2003.

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

Note 7. Net Income Per Unit

The Company calculates net income per unit based on the weighted average of membership units outstanding during the fiscal year. There are no other financial instruments outstanding that are convertible into units at June 30, 2004.

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

Results of Operations

For the three months January 1, 2004 to March 31, 2004

Revenues and Income Our Fund Earns

During the quarter, our Fund's gross trading revenues were a loss of $16,134. That compared to a gain of 31,106 for the first quarter of 2003.

From the inception of the fund in 1998 until December 31, 2003, our fund traded pursuant to the Hanseatic Discretionary Program. Hanseatic Corporation was the trading advisor. Overall, the Discretionary Program posted losses for the year of 2003. The second quarter of 2003 was the one quarter in which this program realized gains.

On January 1, 2004, Jalex Trading became the Fund's trading advisor. The Fund began trading pursuant to the Jalex Trading Futures Spread Program. Trading pursuant to this program, losses were realized for the second quarter of 2004.

During the second quarter of 2004, our fund's interest income totaled $318. This compared to interest income of $2,128 during the same quarter in 2003. As you can see, interest income accounts for only a small part of the revenues in our fund.

On a proportionate basis, there was a substantial decrease in the amount of interest Income our fund received in the second quarter of 2004 as compared to the second quarter of 2003. There were two reasons for this decrease: 1)The total net asset value of our fund decreased. Since our fund's net asset value decreased between the years, there were fewer assets available upon which to earn interest. 2) Interest rates paid on assets continued to remain very low. In recent years, interest rates paid on our fund's assets have declined significantly. This trend continued throughout the second quarter of 2004.

Fees Paid In the Operations Of Our Fund

In conducting its operations, our fund paid two general types of fees - Net Asset Fees and Operating Expenses.

NET ASSET FEE: The Fund pays its trading advisor a monthly net asset fee of ..16667% of the fund's net asset value. This payment is remuneration for the trading advisory services the CTA performed. In the second quarter of 2004, the fund paid $2,282 in net asset fees. This compares to $11,054 paid by the Fund in the second quarter of 2003.

Additionally, the fund pays a trail commission of .483% of the fund's net asset value per month. The actual commission and fees charged by the fund's clearing firm are deducted from this fee each month. The remaining balance is paid to the fund's Commodity Pool Operator as remuneration for administration of the fund's operations. During the second quarter of 2004, the fund paid a total of $6,620 in total commissions (trail commissions and actual costs of clearing trades), compared to $32,216 during the second quarter of 2003.

The total amount of net asset fees and trail commissions the fund paid during the second quarter of 2004 was considerably less than the amount paid in the same period of 2003. The reason for the decrease between the two fiscal years was the decrease in the total net asset value of the Fund. As the name suggests, net asset fees are a percentage-based fee. Although the percentage being charged remains the same, the total amount of net assets upon which the fee is based will change. During 2003, our fund had a greater net asset value than in 2004. Thus, the decline in the total amount of net asset fees is directly linked to the decline in total net assets held in our fund.

OPERATING EXPENSES: Operating expenses paid by the fund are expenses incurred as the fund conducts its day-to-day business matters. Included are expenses such as a telephone expenses, postage, printing, etc.

During the second quarter of 2004, our fund paid a total of $1,227 in Operating Expenses. This compares with a total of $5,130 for the second quarter of 2003. The decline in operating expenses results from a decrease in the total net asset value of the fund from 2003 to 2004. The amount of operating expenses the fund pays is capped at a total of 1% of its net asset value per annum. Thus, as the net asset value declined from 2003 to 2004, the amount of operating expenses likewise declined.

NET RESULTS

After all additions and deductions, our fund experienced net loss in the second quarter of 2004 of $25,945. For the same quarter of 2003, the fund realized a net loss of $14,617. On a per unit basis, the fund lost $5.99 per unit in the second quarter of 2004 as compared to a loss of $0.60 per unit in the second quarter of 2003.

The profitability of our fund is significantly linked to the profitability of the trading program employed by our fund's trading advisor. Since reaching a peak in performance during March 2002, the performance of the Hanseatic Discretionary Pool declined significantly. As our fund's manager, we allowed Hanseatic Corporation considerable time to reverse the performance of their trading program.

As 2003 drew to an end, we made the decision that, in our opinion, it was in our fund's best interests to replace Hanseatic Corporation as our fund's trading advisor. On December 26, 2003, our fund's advisory relationship with Hanseatic Corporation was terminated. On January 1, 2004, our fund initiated a new advisory relationship with Jalex Trading. At that time, our fund's assets began to be traded pursuant to the Jalex Trading Futures Spread Program. Although losses were realized for the second quarter of 2004, it is our intention to allow sufficient time to evaluate the trading results of the new trading advisor.

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


                                 CERTIFICATIONS

The undersigned, severally, certify that:

1. We have reviewed this quarterly report on Form 10-QSB for the quarter ended June 30, 2004 of the Moriah Futures Fund, LLC ("registrant");

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

Date:    August 17, 2004


                            /s/ Simcha Bluth
                            ----------------
                            Simcha Bluth, President and Chief Executive Officer

                            /s/ Randall Shell
                            -----------------
                            Randall Shell, Vice President and Chief
                            Financial Officer

In connection with the pool's unaudited financial statements for the quarters ended June 30, 2004 and June 30, 2003 contained in this Quarterly Report (the "Financial Statements"), the undersigned Simcha Bluth and Randall Shell, Chief Executive Officer and Chief Financial Officer, respectively, of Pool Management Services, Inc., Commodity Pool Operator and Manager of Moriah Futures Fund, LLC, certify pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their respective knowledge:

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